Form 10-Q
period 2006-03-31
Apple REIT Seven, Inc.
filed 2006-04-28
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-125546.

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 EAST MAIN STREET, RICHMOND, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

At April 26, 2006 there were 8,519,750 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3

Consolidated Statement of Operations - Three months ended March 31, 2006	4

Consolidated Statement of Cash Flows - Three months ended March 31, 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings (not applicable)

Item 1a. Risk Factors (not applicable)

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 6. Exhibits	16

Signatures	17

This Form 10-Q includes references to certain trademarks. The Hilton Garden Inn ® trademark is the property of Hilton Hotels Corporation. The Residence Inn ® by Marriott ® trademarks are registered trademarks of Marriott International, Inc. For convenience, the applicable trademark symbol has been omitted but will be deemed to be included wherever the above referenced name is used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

(Unaudited)

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$57,050	$50
Prepaid offering costs	—	473
Other prepaid assets	53	—

TOTAL ASSETS	$57,103	$523

LIABILITIES
Note payable	$—	$400
Accrued expenses and offering costs	356	152

TOTAL LIABILITIES	356	552

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 6,022,035 and 10 shares, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 6,022,035 and 10 shares, respectively	56,765	—
Retained deficit	(42)	(53)

TOTAL SHAREHOLDERS’ EQUITY	56,747	(29)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,103	$523

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statement of Operations for the Three Months Ended March 31, 2006

(Unaudited)

(in thousands, except per share data)

Three months ended March 31, 2006
Revenue	$—

Expenses:
General and administrative	65

Total expenses	65

Operating loss before interest income and expense	(65)
Interest income	82
Interest expense	(6)

Net income	$11

Basic and diluted earnings per common share	$0.01

Weighted average shares outstanding - basic and diluted (000’s)	955

See notes to consolidated financial statements.

Note: The Company was formed on May 20, 2005.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

Three months ended March 31, 2006
Cash flow from operating activities:
Net income	$11
Changes in operating assets and liabilities:
Increase in prepaid operating assets	(53)
Increase in accrued operating expenses	2

Net cash used in operating activities	(40)
Cash flow from investing activities	—
Cash flow from financing activities:
Net proceeds from issuance of common stock	57,440
Payment of note payable	(400)

Net cash provided by financing activities	57,040

Net increase in cash and cash equivalents	57,000
Cash and cash equivalents, beginning of period	50

Cash and cash equivalents, end of period	$57,050

Supplemental information: interest expense paid	$9

See notes to consolidated financial statements.

Note: The Company was formed on May 20, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its registration statement filed on Form S-11 with the Securities and Exchange Commission (File No. 333-125546). Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2006.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (“Apple REIT Seven” or the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other selected real estate. The Company’s initial investment in and purchase of commercial real estate property occurred in April 2006; no purchases of commercial real estate properties had occurred as of March 31, 2006. Apple REIT Seven’s initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common share and one Series A preferred share of the Company) were purchased by Apple Seven Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible shares are not included in earnings per common share until such time it becomes probable that such shares can be converted to common shares.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality financial institutions and the balances may exceed federal depository insurance limits.

Comprehensive Income

The Company had no transactions which generated any differences between comprehensive income and net income during the periods reported.

Income Taxes

The Company intends to make an election to be treated, and expects to qualify, as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company’s continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends.

The Company has established Apple Seven Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS or its subsidiaries will lease all hotels from the Company and be subject to income tax at regular corporate rates on any income that it earns.

Start Up Costs

Start up costs are expensed as incurred.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of March 31, 2006, the Company had sold 6,022,035 Units for gross proceeds of $63.9 million and proceeds net of offering costs of $56.8 million.

Note 2

Line of Credit

Prior to the commencement of the offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate, with interest payable monthly. The line of credit was fully paid during March 2006 and discharged.

Note 3

Related Parties

The Company will have significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. Fees paid to ASRG for property acquisitions will be capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”) to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three months ended March 31, 2006 were approximately $56 thousand, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are wholly owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. The Company’s Board of Directors are also on the Board of Directors of Apple Hospitality Two, Inc. and/or Apple Hospitality Five, Inc.

Note 4

Series B Convertible Preferred Stock

The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman, Chief Executive Officer and President of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Common Shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use Apple Suites Realty to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 50 million	0.92321
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$ 1 billion	24.17104

In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the common shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per Unit fair market value).

Note 5

Subsequent Events

On April 11, 2006, the Company entered into an assignment of contract whereby the Company assumed, from ASRG, the right to purchase a hotel in San Diego, California. The expected total purchase price of the hotel, which contains 200 rooms and is anticipated to operate as a Hilton Garden Inn, is approximately $34.5 million. It is expected that the purchase price will be funded from the Company’s cash balances on hand. While the purchase of the hotel by the Company is expected to occur during 2006, the contract is subject to normal due diligence, and no assurance can be given that the purchase will be consummated.

On April 17, 2006, the Company declared and paid a cash dividend of $.0733 per share to shareholders’ of the Company’s common stock, totaling $442 thousand. This was the Company’s initial common stock dividend.

On April 25, 2006, the Company sold 2,472,344 Units at $11 per Unit through its ongoing best-efforts offering, thus raising gross proceeds of $27.2 million on that date. Proceeds, net of commissions and marketing expenses paid to the Managing Dealer, were $24.5 million from this sale.

On April 27, 2006, the Company closed on the purchase of a Residence Inn hotel located in Houston, Texas. The Company assumed the purchase contract from a subsidiary of Apple REIT Six, Inc., a related party. The Company reimbursed Apple REIT Six, Inc. for its costs associated with the contract. The hotel is newly constructed and has a total of 130 rooms, and will be managed by Western International Inc. The purchase price was approximately $13.6 million. The purchase price was funded from the Company’s cash balances on hand.

On April 27, 2006, the Company entered into two separate purchase contracts for two hotels. One of the purchase contracts is for a currently operating 167 room hotel located in Omaha, Nebraska, with an expected purchase price of $23.1 million. The other purchase contract is for a 118 room hotel to be constructed in Miami, Florida, at an expected purchase price of $15.0 million. Both contracts are subject to normal due diligence and no assurance can be given that either of the purchases will be consummated. The planned closing dates are during mid-2006 for the Omaha hotel and during 2007 for the Miami hotel, and if the closings occur the purchase price is expected to be funded from proceeds from the Company’s ongoing best-efforts offering of Units and cash balances on hand. Additional funding for the Omaha hotel is expected to be provided by the assumption by the Company, from the current owner, of an outstanding mortgage loan on the property of approximately $13 million.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned no properties at March 31, 2006 and therefore has no operating history, was formed to invest in hotels, residential apartment communities and other selected real estate. Initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common share and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated

Liquidity and Capital Resources

The Company is raising capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. The minimum offering of 4,761,905 Units at $10.50 per Unit was sold as of March 15, 2006, with proceeds to the Company, net of commission and a marketing expense allowance, totaling $45 million. An additional 1,260,120 Units, at $11 per Unit, were sold on March 28, 2006, with the Company receiving proceeds, net of commission and a marketing expense allowance, of approximately $12.5 million. The Company is continuing its offering at $11 per Unit.

As of March 31, 2006, the Company had cash and cash equivalents totaling $57.1 million, primarily as a result of its sale of Units through that date. The Company intends to use funds generated from its “best-efforts” offering to invest in hotels, residential apartment communities and other commercial real estate.

Starting in April 2006, the Company intends to pay distributions to common shareholders monthly of $.073334 per share. To qualify as a REIT the Company will be required to distribute 90% of its ordinary income. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations will be funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes, until such time as the Company can invest its cash in income-producing real estate. Since a portion of distributions will be funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the intended current rate. Proceeds of the offering which are distributed are not available for investment in properties.

Line of Credit

Prior to the commencement of the offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate, with interest payable monthly. The line of credit was fully paid during March 2006 and discharged.

Related Party Transactions

The Company will have significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. Fees paid to ASRG for property acquisitions will be capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”) to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, will be payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Expenses incurred by the Company under the ASA advisory agreement during the three months ended March 31, 2006 were approximately $12 thousand, and are included in general and administrative expenses in the Company’s consolidated income statement. ASRG and ASA are wholly owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. The Company’s Board of Directors are also on the Board of Directors of Apple Hospitality Two, Inc. and/or Apple Hospitality Five, Inc.

Series B Convertible Preferred Stock

The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman, Chief Executive Officer and President of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Common Shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use Apple Suites Realty to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 50 million	0.92321
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$ 1 billion	24.17104

In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per Unit fair market value).

Subsequent Events

On April 11, 2006, the Company entered into an assignment of contract whereby the Company assumed, from ASRG, the right to purchase a hotel in San Diego, California. The expected total purchase price of the hotel, which contains 200 rooms and is anticipated to operate as a Hilton Garden Inn, is approximately $34.5 million. It is expected that the purchase price will be funded from the Company’s cash balances on hand. While the purchase of the hotel by the Company is expected to occur during 2006, the contract is subject to normal due diligence, and no assurance can be given that the purchase will be consummated.

On April 17, 2006, the Company declared and paid a cash dividend of $.0733 per share to shareholders’ of the Company’s common stock, totaling $442 thousand. This was the Company’s initial common stock dividend.

On April 25, 2006, the Company sold 2,472,344 Units at $11.00 per Unit through its ongoing best-efforts offering, thus raising gross proceeds of $27.2 million on that date. Proceeds, net of commissions and marketing expenses paid to the Managing Dealer, were $24.5 million from this sale.

On April 27, 2006, the Company closed on the purchase of a Residence Inn hotel located in Houston, Texas. The Company assumed the purchase contract from a subsidiary of Apple REIT Six, Inc., a related party. The Company reimbursed Apple REIT Six, Inc. for its costs associated with the contract. The hotel is newly constructed and has a total of 130 rooms and will be managed by Western International Inc. The purchase price was approximately $13.6 million. The purchase was funded from the Company’s cash balances on hand.

On April 27, 2006, the Company entered into two separate purchase contracts for two hotels. One of the purchase contracts is for a currently operating 167 room hotel located in Omaha, Nebraska, with an expected purchase price of $23.1 million. The other purchase contract is for a 118 room hotel to be constructed in Miami, Florida, at an expected purchase price of $15.0 million. Both contracts are subject to normal due diligence and no assurance can be given that either of the purchases will be consummated. The planned closing dates are during mid-2006 for the Omaha hotel and during 2007 for the Miami hotel, and if the closings occur the purchase price is expected to be funded from proceeds from the Company’s ongoing best-efforts offering of Units and cash balances on hand. Additional funding for the Omaha hotel is expected to be provided by the assumption by the Company, from the current owner, of an outstanding mortgage loan on the property of approximately $13 million.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash and cash equivalents balance at March 31, 2006 of $57.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $571 thousand, all other factors remaining the same. Cash and cash equivalent balances invested by the Company pending real estate acquisitions will vary substantially during the current year based on the timing and amount of proceeds raised from the Company’s equity offering and the timing, purchase price and other terms of any acquisitions.

Item 4	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

The Company has commenced efforts to raise capital through a “best-efforts” offering of Units, with each Unit consisting of one common share and one Series A preferred share of the Company. The Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission on March 3, 2006 (Commission File No. 333-125546). The Offering is continuing and has not terminated; the underwriter and Managing Director of the Offering is David Lerner Associates, Inc. The following tables set forth information concerning the Company’s Offering and the use of proceeds from the Offering as of March 31, 2006.

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11.00 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	1,260,120	Units	$11.00 per Unit	13,861,318

Totals:	6,022,025	Units		$63,861,318

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	6,386,132
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	709,969

Total Expenses of Issuance and Distribution of Common Shares	7,096,101

Net Proceeds to the Company	$56,765,217

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$—
2. Repayment of other indebtedness, including interest expense paid	408,708
3. Working capital	56,354,028
4. Fees to affiliate of officer of the Company:
a. Apple Seven Advisors, Inc.	2,481
5. Fees and expenses of third parties	—
6. Other	—

Total Application of Net Proceeds to the Company	$56,765,217

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement of Purchase and Sale and Joint Escrow Instructions dated March 9, 2006 between Bernardo Venture, general partnership, and Apple Suites Realty Group, Inc. (FILED HEREWITH)

2.2	Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions dated April 11, 2006 between Apple Suites Realty Group, Inc. and Apple REIT Seven, Inc. (FILED HEREWITH)

3.1	Articles of Incorporation, as amended, of Apple REIT Seven, Inc. (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) filed June 6, 2005 and December 1, 2005).

3.2	Bylaws of Apple REIT Seven, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) filed February 16, 2006.

10.1	Advisory Agreement dated March 2, 2006 between Apple REIT Seven, Inc. and Apple Seven Advisors, Inc. (FILED HEREWITH)

10.2	Property Acquisition/Disposition Agreement dated March 2, 2006 between Apple REIT Seven, Inc. and Apple Suites Realty Group, Inc. (FILED HEREWITH)

10.3	Apple REIT Seven, Inc. 2005 Incentive Plan, effective March 2, 2006.* (FILED HEREWITH)

10.4	Apple REIT Seven, Inc. Non-Employee Directors Stock Option Plan, effective March 2, 2006.* (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002. (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH)

*	Denotes compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Seven, Inc.

By:	/s/ Glade M. Knight	Date: April 27, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: April 27, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)