Form 10-Q
period 2006-06-30
Apple REIT Seven, Inc.
filed 2006-08-08
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-125546

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 EAST MAIN STREET, RICHMOND, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121 .

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At July 26, 2006 there were 18,556,982 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2006 and December 31, 2005	3

	Consolidated Statement of Operations - For the three and six months ended June 30, 2006, and the period from May 26, 2005 (initial capitalization) through June 30, 2005	4

	Consolidated Statement of Cash Flows - For the six Months Ended June 30, 2006 and the period from May 26, 2005 (initial capitalization) through June 30, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 1a.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	22

Signatures		25

Certifications

This Form 10-Q includes references to certain trademarks. The Hilton Garden Inn ®, Homewood Suites by Hilton ® and Hampton Inn ® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. The Residence Inn ® by Marriott, Courtyard ® by Marriott and SpringHill Suites ® by Marriott trademarks are registered trademarks of Marriott International, Inc. (“Marriott”) or one of its affiliates. For convenience, the applicable trademark symbol has been omitted but will be deemed to be included wherever the above referenced name is used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

(Unaudited)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $294 and $—, respectively	$57,965	$—
Cash and cash equivalents	85,856	50
Due from third party managers	406	—
Other assets	2,848	473

TOTAL ASSETS	$147,075	$523

LIABILITIES
Note payable	$—	$400
Accounts payable and accrued expenses	747	152

TOTAL LIABILITIES	747	552

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 15,272,938 and 10 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 15,272,938 and 10 shares, respectively	148,143	—
Distributions greater than net income, and retained deficit	(1,839)	(53)

TOTAL SHAREHOLDERS’ EQUITY	146,328	(29)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,075	$523

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statement of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2006	Six months ended June 30, 2006	For the period from May 26, 2005 (initial capitalization) through June 30, 2005
Revenues:
Room revenue	$1,550	$1,550	$—
Other revenue	122	122	—

Total revenue	1,672	1,672	—

Expenses:
Operating expense	431	431	—
Hotel administrative expense	150	150	—
Sales and marketing	152	152	—
Utilities	82	82	—
Repair and maintenance	69	69	—
Franchise fees	77	77	—
Management fees	44	44	—
Taxes, insurance and other	123	123	—
General and administrative	680	745	—
Depreciation expense	294	294	—

Total expenses	2,102	2,167	—

Operating loss	(430)	(495)	—

Interest income	548	630	—
Interest expense	—	(6)	(1)

Net income (loss)	$118	$129	$(1)

Basic and diluted earnings (loss) per common share	$0.01	$0.02	$(101.65)

Weighted average shares outstanding; basic and diluted (000’s)	9,347	5,175	—
Distributions declared and paid per common share	$0.22	$0.22	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2006	For the period from May 26, 2005 (initial capitalization) through June 30, 2005
Cash flow from operating activities:
Net income (loss)	$129	$(1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of real estate owned and other non-cash expense	309	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(360)	—
Increase in other operating assets	(62)	—
Increase in accrued operating expenses and accounts payable	101	1

Net cash provided by operating activities	117	—

Cash flow from investing activities
Cash paid for the acquistion of hotel properties	(58,298)	—
Deposits and other disbursements for potential acquistion of hotel properties	(2,185)	—
Capital improvements	(3)	—

Net cash used in investing activities	(60,486)	—

Cash flow from financing activities:
Net proceeds (disbursements) related to issuance of common and preferred stock	148,491	(172)
Cash distributions paid to shareholders	(1,916)	—
Proceeds from note payable	—	300
Payment of note payable	(400)	—

Net cash provided by financing activities	146,175	128

Net increase in cash and cash equivalents	85,806	128

Cash and cash equivalents, beginning of period	50	—

Cash and cash equivalents, end of period	$85,856	$128

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its registration statement filed on Form S-11 with the Securities and Exchange Commission (File No. 333-125546). Operating results for the six month and three month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2006.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (“Apple REIT Seven” or the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other selected real estate. The Company’s initial investment in and purchase of commercial real estate property occurred on April 27, 2006. Apple REIT Seven’s initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common stock and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 Series B convertible preferred shares were purchased by Mr. Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares are not included in earnings per common share until such time it becomes probable that such shares can be converted to common shares.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may exceed federal depository insurance limits.

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

The Company has established Apple Seven Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS or one of its subsidiaries leases each hotel from the Company, and is subject to income tax at regular corporate rates on any income that is earned.

Start Up Costs

Start up costs are expensed as incurred.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of June 30, 2006, the Company had sold 15.3 million Units for gross proceeds of $165.6 million and proceeds net of offering costs of $148.1 million.

Note 2

Summary of Acquisitions

Effective April 26, 2006, the Company closed on the purchase of a Residence Inn by Marriott hotel in Houston, Texas, which contains 129 rooms and began operations in April 2006. The gross purchase price of the hotel was $13.6 million. This was the Company’s initial investment in real estate property.

Effective May 9, 2006, the Company closed on the purchase of a Hilton Garden Inn hotel located in San Diego, California containing 200 rooms. The hotel was in operation when acquired, and originally opened in 2004. The gross purchase price of the hotel was $34.5 million.

Effective June 19, 2006, the Company closed on the purchase of a Courtyard by Marriott hotel in Brownsville, Texas. The hotel contains 90 rooms and began operations in June 2006. The gross purchase price of the hotel was $8.55 million.

The aggregate gross purchase price of $56.65 million for these hotels was funded by the Company’s ongoing offering of Units. The Company leased all of its hotels to its wholly-owned taxable REIT subsidiary (TRS), or to a wholly-owned subsidiary of the TRS, under hotel lease agreements. No goodwill or intangible assets were recorded in connection with any of the acquisitions.

The Company also used the proceeds of its ongoing offering to pay 2% of the aggregate gross purchase price for these hotels, totaling $1.1 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in real estate properties.

At June 30, 2006, investment in real estate consisted of the following (in thousands):

Land	$7,240
Building and Improvements	48,020
Furniture, Fixtures and Equipment	2,999

58,259
Less Accumulated Depreciation	(294)

Investment in Real Estate, net	$57,965

As of June 30, 2006, the Company has entered into purchase contracts for 11 additional hotels. Nine of these hotels are expected to close before year-end; two of these hotels are under construction and are expected to close in 2007. Although the Company believes it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of June 30, 2006, and in deposits and other disbursements for potential acquisition of hotel properties in the consolidated statement of cash flows. The following table summarizes the location, brand, gross purchase price, contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Montgomery, AL	Homewood Suites	$10,660	$100	91
Montgomery, AL	Hilton Garden Inn	10,385	100	97
Auburn, AL	Hilton Garden Inn	10,185	100	101
Huntsville, AL	Hilton Garden Inn	10,285	100	101
Troy, AL	Hampton Inn	6,130	100	82
Tupelo, MS	Hampton Inn	5,245	100	96
Omaha, NE	Courtyard	23,100	750	181
Seattle, WA	Residence Inn	54,200	250	234
Vancouver, WA	SpringHill Suites	15,750	500	119
Cincinnati, OH	Homewood Suites	7,900	150	76
Miami, FL	Courtyard	15,000	150	118

Total		$168,840	$2,400	1,296

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three month and six month periods ended June 30, 2006 were $79 thousand and $135 thousand, respectively, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. Members of the Company’s Board of Director’s are also on the Board of Directors of AHT and/or Apple Hospitality Five, Inc.

Note 4

Line of Credit

Prior to the commencement of the Company’s Unit offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender was Wachovia Bank, N.A. The line of credit was fully paid during March 2006 and discharged.

Note 5

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

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amount paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value).

Note 6

Pro Forma Information

The following unaudited pro forma information for the three month and six month periods ended June 30, 2006, is presented as if the acquisitions of the three hotels occurred on the latter of January 1, 2006 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. The Company’s hotel in Houston, Texas opened in April 2006, and the Company’s hotel in Brownsville, Texas opened in June 2006.

(in thousands, except per share data)	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Hotel revenues	$2,352	$3,963
Net income	$593	$851
Net income per share - basic and diluted	$0.06	$0.12

The pro forma information reflects adjustments for actual revenues and expenses of the three hotels acquired as of June 30, 2006 for the respective period in operation during 2006 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; and (2) interest expense related to prior owner’s debt, which was not assumed, has been eliminated, and interest income has been reduced to reflect the use of cash balances to fund property purchases.

Note 7

Subsequent Events

On July 17, 2006, the Company paid $.073334 per outstanding common share, totaling $1.1 million, in a dividend distribution to its common shareholders.

During July 2006, the Company closed on the issuance of 3,284,044 Units, representing gross proceeds to the Company of $36.1 million and proceeds net of selling and marketing costs of $32.5 million.

On August 1, 2006, the Company entered into a contract for the purchase of a Homewood Suites hotel located in Sarasota, Florida. The gross purchase price for the hotel, which has 100 rooms, is $13.8 million.

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

Overview

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned three properties as of June 30, 2006 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate. Initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common share and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 shares of Series B preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Hotels Owned

The Company commenced operations in April 2006 upon the purchase of its first hotel property. As of June 30, 2006, the Company owned three hotel properties, with a total of 419 rooms. The following table summarizes the location, brand, date acquired, number of rooms and gross purchase price for each of the three hotels the Company owned at June 30, 2006:

Location	Franchise/Brand	Date Acquired	Gross Purchase Price	Number of Rooms
Houston, TX	Residence Inn	April 27, 2006	$13,600,000	129
San Diego, CA	Hilton Garden Inn	May 9, 2006	34,500,000	200
Brownsville, TX	Courtyard	June 19, 2006	8,550,000	90

			$56,650,000	419

The total gross purchase price for all three hotels of $56.65 million was funded by the Company’s ongoing best efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay $1.1 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s three hotels are operated and managed, under separate management agreements, by affiliates of either Western International or Inn Ventures, Inc. Each agreement provides for an initial term of 5 year. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross hotel revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreement. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the three and six month periods ended June 30, 2006, the Company incurred $44 thousand in management fees.

Western International and Inn Ventures, Inc., are not affiliated with either Marriott or Hilton, and as a result, these hotels are required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreement provides for an initial term of approximately 17 years. Fees associated with the Hilton agreement include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the three and six month periods ended June 30, 2006, the Company incurred $77 thousand in franchise fees.

Results of Operations

During the period from the Company’s initial formation on May 20, 2005 to April 26, 2006, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition. A comparison of operations to prior year or prior three month period results is therefore not meaningful. In general, the performance of the Company’s hotels during their short initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel room revenue and related other revenue related to hotel operations. Hotel operations included in the consolidated statement of operations were for the Company’s three hotels acquired through June 30, 2006 and the respective period of ownership for each property. For the three and six month period ended June 30, 2006, the Company had total revenue of $1.7 million. For the period acquired through June 30, 2006, the hotels achieved combined average occupancy of approximately 62%, average daily rate (ADR) of $122 and revenue per available room (RevPAR) of $76. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as ADR multiplied by the occupancy percentage. These results reflect the fact that two of the company’s three hotels are new and recently opened, representing new entrants in their local hotel and lodging market. Newly opened hotels (such as the Company’s hotels in Houston and Brownsville, Texas) can have lower occupancy results during their initial months of operations, in comparison to more mature hotels, as sales and marketing efforts are initiated at the new property and market awareness begins to increase.

Expenses

For both the three month and six month periods ended June 30, 2006, hotel direct expenses of the Company’s three hotels totaled $1.0 million representing 60% of total revenue. This expense as a percentage of revenue reflects the short period of operations for two of the Company’s three hotels, with the Company’s two hotels located in Texas opening in April and June of 2006. The Company’s other hotel property, located in California, began operations in 2004 and was purchased by the Company in May 2006. Hotel direct expenses as a percentage of room revenue for a new hotel will generally be higher in the initial months of operations, until the new hotel’s revenues and results of operations reflect greater market awareness and more stabilized operations.

Taxes, insurance, and other expense for the three month and six month period ended June 30, 2006 totaled $123 thousand, representing 7 % of total revenue.

General and administrative expense for the three and six months ended June 30, 2006 totaled $680 thousand and $745 thousand, respectively. Significantly impacting the level of general and administrative expenses incurred in the second quarter of 2006 were expenses associated with preparation for the initial opening for business of the Company’s hotels in Houston and Brownsville, Texas. Under terms of the applicable hotel purchase and management agreements, the Company was responsible for some training-related expenses for hotel staff and for certain expenditures for non-capitalized items associated with preparing the hotel rooms, kitchen and restaurant areas, and other interior and exterior areas, for operation. The total expenses associated with these pre-opening costs were approximately $465 thousand.

Depreciation expense for the three month and six month periods ended June 30, 2006 was $294 thousand. This amount represents depreciation expense of the three hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three and six month period ended June 30, 2006, the Company had interest income of $548 thousand and $630 thousand, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Liquidity and Capital Resources

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

From the Company’s initial capitalization on May 26, 2005 through June 30, 2006, the Company incurred costs of approximately $17.5 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of June 30, 2006, the Company has closed on a total of 15.3 million Units, representing gross proceeds and proceeds net of selling and marketing fees of approximately $165.6 million and $148.1 million, respectively.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first six months of 2006 totaled $1.9 million and were paid monthly (beginning in April) at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was $117 thousand. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest it offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company intends to acquire real estate properties with its available cash. Although the Company is currently performing due diligence on several possible acquisitions, the timing of finding suitable properties is dependant upon many external factors and there can be no assurances as to the length of time to utilize all proceeds of its “best-efforts” offering for investment in real estate. The Company’s proceeds raised and not invested in real estate are held as cash or cash equivalents.

As of June 30, 2006, the Company has entered into purchase contracts for 11 additional hotels. Nine of these hotels are expected to close before year-end; two of these hotels are under construction and are expected to close in 2007. Although the Company believes it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of June 30, 2006. The following table summarizes the location, brand, gross purchase price, contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Montgomery, AL	Homewood Suites	$10,660	$100	91
Montgomery, AL	Hilton Garden Inn	10,385	100	97
Auburn, AL	Hilton Garden Inn	10,185	100	101
Huntsville, AL	Hilton Garden Inn	10,285	100	101
Troy, AL	Hampton Inn	6,130	100	82
Tupelo, MS	Hampton Inn	5,245	100	96
Omaha, NE	Courtyard	23,100	750	181
Seattle, WA	Residence Inn	54,200	250	234
Vancouver, WA	SpringHill Suites	15,750	500	119
Cincinnati, OH	Homewood Suites	7,900	150	76
Miami, FL	Courtyard	15,000	150	118

Total		$168,840	$2,400	1,296

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three month and six month periods ended June 30, 2006 were $79 thousand and $135 thousand, respectively, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. Members of the Company’s Board of Director’s are also on the Board of Directors of AHT and/or Apple Hospitality Five, Inc.

Series B Convertible Preferred Stock

The Company has authorized 240,000 shares of Series B convertible preferred stock. The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman, Chief Executive Officer and President of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering made by this prospectus according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value).

Subsequent Events

On July 17, 2006, the Company paid $.073334 per outstanding common share, totaling $1.1 million, in a dividend distribution to its common shareholders.

During July 2006, the Company closed on the issuance of 3,284,044 Units, representing gross proceeds to the Company of $36.1 million and proceeds net of selling and marketing costs of $32.5 million.

On August 1, 2006, the Company entered into a contract for the purchase of a Homewood Suites hotel located in Sarasota, Florida. The gross purchase price for the hotel, which has 100 rooms, is $13.8 million.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash and cash equivalent balances at June 30, 2006 of $85.9 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $859 thousand, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the current year based on the amount of proceeds raised and the timing and purchase price, net of any debt assumed, of property acquisitions.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2006:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	10,511,023	Units	$11 per Unit	115,621,253

Totals:	15,272,928	Units		$165,621,253

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$16,562,125
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	931,084

Total Expenses of Issuance and Distribution of Common Shares	17,493,209

Net Proceeds to the Company	$148,128,044

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$58,297,924
2. Repayment of other indebtedness, including interest expense paid	408,708
3. Working capital	89,393,890
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Seven Advisors, Inc.	27,522
5. Fees and expenses of third parties	—
6. Other	—

Total of Application of Net Proceeds to the Company	$148,128,044

Item 6. Exhibits

Exhibit Number	Description

1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.3	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.1	Advisory Agreement between the Registrant and Apple Seven Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.3	Apple REIT Seven, Inc. 2005 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.4	Apple REIT Seven, Inc. 2005 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.5	Guaranty and Reimbursement Agreement made by Glade M. Knight. (Incorporated by reference to Exhibit 10.5 to registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.6	Purchase Contract dated as of September 29, 2004 between Midway Eldridge Hotel Partners, L.P. and Apple Six Hospitality, Inc. (Incorporated by reference to Exhibit 10.6 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.7	Assignment of Contract dated as of April 25, 2006 between Apple Six Hospitality, Inc., and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.7 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

Exhibit Number	Description

10.8

Management Agreement dated as of April 26, 2006 between Texas Western

Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.8 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.9	Residence Inn by Marriott Relicensing Agreement dated as of April 26, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.9 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.10	Hotel Lease Agreement effective as of April 26, 2006 between Apple Seven Hospitality Texas, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.10 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.11	Purchase Contract dated as of April 27, 2006 between Briggs Renewal Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.12	Purchase Contract dated as of March 6, 2006 between Hospitality Ventures DMCY, LLC and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.13	Assignment of Contract dated as of April 27, 2006 between Apple Six Hospitality Ownership, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions, Hilton Garden Inn, Rancho Bernardo dated as of March 9, 2006 between Bernardo Ventures and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.15	Assignment of Purchase and Sale and Joint Escrow Instructions, Hilton Garden Inn, Rancho Bernardo dated as of April 11, 2006 between Apple Suites Realty Group, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.2 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.16	Management Agreement dated as of May 9, 2006 between Inn Ventures, Inc. and Apple Seven Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.17	Franchise License Agreement dated as of May 9, 2006 between Hilton Hotels Corporation and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.18	Schedule of information for an additional and substantially identical Hotel Lease Agreement dated as of May 9, 2006 between Apple Seven Hospitality Ownership, Inc. and Apple Seven Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

Exhibit Number	Description

10.19	Purchase Contract dated as of June 21, 2005 between BMC Hotel Property, LTD and Apple Six Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.19 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.20	Assignment of Contract dated as of June 6, 2006 between Apple Six Hospitality Texas, L.P. and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.20 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.21	Management Agreement dated as of June 6, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.21 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.22	Schedule of information for an additional and substantially identical Hotel Lease Agreement effective as of June 6, 2006 between Apple Seven Hospitality Texas, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.22 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.23	Courtyard by Marriott Relicensing Agreement dated as of June 19, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.23 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.24	Purchase Contract dated as of June 27, 2006 between Napstak II, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.24 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.25	Purchase Contract dated as of June 27, 2006 between Lake Union Hotel Associates Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.26	Purchase Contract dated as of June 29, 2006 among Montgomery Hotels LLC; Montgomery Hotels II, LLC; Troy Hotels, LLC; Auburn Hotels, L.L.C.; Huntsville Hotel I, LLC; HoPo/Tupelo Hotels LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.27	Purchase Contract dated as of June 29, 2006 between IRNM Hotel Investors, L.L.C and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Seven, Inc.

By:	/s/ Glade M. Knight	Date: August 8, 2006
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 8, 2006
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)