Form 10-Q
period 2006-09-30
Apple REIT Seven, Inc.
filed 2006-11-06
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

or

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

At November 1, 2006 there were 29,346,418 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

	Consolidated Statement of Operations - For the three and nine months ended September 30, 2006, three months ended September 30, 2005 and the period from May 26, 2005 (initial capitalization) through September 30, 2005	4

	Consolidated Statement of Cash Flows - For the nine months ended September 30, 2006 and the period from May 26, 2005 (initial capitalization) through September 30, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)
Item 1a.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	25

Signatures		29

This Form 10-Q includes references to certain trademarks. The Hilton Garden Inn ®, Homewood Suites by Hilton ® and Hampton Inn ® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. The Residence Inn ® by Marriott, Courtyard ® by Marriott, TownePlace Suites ® by Marriott and SpringHill Suites ® by Marriott trademarks are registered trademarks of Marriott International, Inc. (“Marriott”) or one of its affiliates. For convenience, the applicable trademark symbol has been omitted but will be deemed to be included wherever the above referenced name is used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

(Unaudited)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $1,175 and $ -, respectively	$186,252	$—
Cash and cash equivalents	61,055	50
Due from third party managers	2,095	—
Other assets	2,838	473

TOTAL ASSETS	$252,240	$523

LIABILITIES
Note payable	$—	$400
Accounts payable and accrued expenses	1,326	152

TOTAL LIABILITIES	1,326	552

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 26,093,925 and 10 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 26,093,925 and 10 shares, respectively	255,162	—
Distributions greater than net income, and retained deficit	(4,272)	(53)

TOTAL SHAREHOLDERS’ EQUITY	250,914	(29)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,240	$523

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statement of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	For the period from May 26, 2005 (initial capitalization) through September 30, 2005
Revenues:
Room revenue	$5,895	$—	$7,445	$—
Other revenue	469	—	591	—

Total revenue	6,364	—	8,036	—

Expenses:
Operating expense	1,590	—	2,021	—
Hotel administrative expense	467	—	617	—
Sales and marketing	532	—	684	—
Utilities	368	—	450	—
Repair and maintenance	231	—	300	—
Franchise fees	281	—	358	—
Management fees	180	—	224	—
Taxes, insurance and other	431	—	554	—
General and administrative	584	30	1,329	30
Depreciation expense	881	—	1,175	—

Total expenses	5,545	30	7,712	30

Operating income (loss)	819	(30)	324	(30)

Interest income	871	—	1,501	—
Interest expense	—	(5)	(6)	(6)

Net income (loss)	$1,690	$(35)	$1,819	$(36)

Basic and diluted earnings (loss) per common share	$0.09	$(3,458.91)	$0.18	$(3,560.56)

Weighted average shares outstanding; basic and diluted	19,589	—	10,013	—

Distributions declared and paid per per common share	$0.22	$—	$0.44	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2006	For the period from May 26, 2005 (initial capitalization) through September 30, 2005
Cash flow from operating activities:
Net income (loss)	$1,819	$(36)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of real estate owned and other non-cash expense	1,190	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(1,944)	—
Decrease in other operating assets	280	—
Increase in accrued operating expenses and accounts payable	410	30

Net cash provided (used) by operating activities	1,755	(6)

Cash flow from investing activities:
Cash paid for the acquisition of hotel properties	(186,804)	—
Deposits and other disbursements for potential acquisition of hotel properties	(3,009)	—
Capital improvements	(8)	—

Net cash used in investing activities	(189,821)	—

Cash flow from financing activities:
Net proceeds (disbursements) related to issuance of common and preferred stock	255,510	(238)
Cash distributions paid to shareholders	(6,039)	—
Proceeds from note payable	—	300
Payment of note payable	(400)	—

Net cash provided by financing activities	249,071	62

Net increase in cash and cash equivalents	61,005	56

Cash and cash equivalents, beginning of period	50	—

Cash and cash equivalents, end of period	$61,055	$56

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its registration statement filed on Form S-11 with the Securities and Exchange Commission (File No. 333-125546). Operating results for the nine month and three month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2006.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (“Apple REIT Seven” or the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other selected real estate. The Company’s initial investment in and purchase of commercial real estate property occurred on April 27, 2006. Apple REIT Seven’s initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common stock and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 Series B convertible preferred shares were purchased by Mr. Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

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

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of September 30, 2006, the Company had sold 26.1 million Units for gross proceeds of $284.7 million and proceeds net of offering costs of $255.2 million.

Note 2

Summary of Acquisitions and Purchase Contracts

The Company’s initial investment in real estate property occurred on April 26, 2006 with the Company’s purchase of a newly constructed Residence Inn by Marriott hotel in Houston, Texas. The gross purchase price for this 129 room hotel was $13.6 million. Since that initial acquisition, the Company has purchased ten additional hotels through September 30, 2006, including eight hotels purchased in the third quarter of 2006. The aggregate gross purchase price of the 11 hotels owned as of September 30, 2006 totaled $182.1 million, and was funded by the Company’s ongoing offering of Units. The Company leased all of its hotels to its wholly-owned taxable REIT subsidiary (TRS), or to a wholly-owned subsidiary of the TRS, under hotel lease agreements. No goodwill or intangible assets were recorded in connection with any of the acquisitions.

The Company also used the proceeds of its ongoing offering to pay 2% of the aggregate gross purchase price for the 11 hotels owned at September 30, 2006, totaling $3.6 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in real estate properties. The aggregate purchase price of the eight hotels purchased in the third quarter of 2006 totaled $125.4 million. The brokerage commission paid to ASRG for these eight hotels totaled $2.5 million.

The hotels are managed by either an affiliate of Larry Blumberg & Associates (“LBA”), an affiliate of Western International (“Western”), Inn Ventures, Inc. (“Inn Ventures”) or Promus Hotels, Inc. (“Promus Hotels”) under five to ten year management agreements, with the base management fees ranging from 2% to 3% of hotel revenues, and incentive fees above certain hotel income levels.

The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Houston, TX	Residence Inn	Western	$13,600	129	04/26/06
San Diego, CA	Hilton Garden Inn	Inn Ventures	34,500	200	05/09/06
Brownsville, TX	Courtyard	Western	8,550	90	06/19/06
Stafford, TX	Homewood Suites	Western	7,800	78	08/15/06
Montgomery, AL	Homewood Suites	LBA	10,660	91	08/17/06
Montgomery, AL	Hilton Garden Inn	LBA	10,385	97	08/17/06
Troy, AL	Hampton Inn	LBA	6,130	82	08/17/06
Auburn, AL	Hilton Garden Inn	LBA	10,185	101	08/17/06
Huntsville, AL	Hilton Garden Inn	LBA	10,285	101	08/17/06
Seattle, WA	Residence Inn	Inn Ventures	56,173	234	09/01/06
Sarasota, FL	Homewood Suites	Promus Hotels	13,800	100	09/15/06

			$182,068	1,303

The hotels located in Houston, Brownsville and Stafford, Texas are new hotels which began operations at time of purchase by the Company. The other eight hotels were operating hotel properties at time of purchase.

On September 1, 2006, the Company acquired a 234 room Residence Inn hotel in Seattle, Washington. Under terms of the purchase contract, the Company assumed an existing land lease with a third-party lessor. The land lease extends through February 2049, with three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various lease payment adjustments based on fair market value. The estimated fair value of this lease is based on a preliminary valuation, therefore reported amounts may change based on finalizing the valuation, which is expected to occur in the fourth quarter of 2006.

At September 30, 2006, the Company’s investment in real estate consisted of the following (in thousands):

Land	$13,128
Building and Improvements	166,465
Furniture, Fixtures and Equipment	7,834

187,427
Less Accumulated Depreciation	(1,175)

Investment in Real Estate, net	$186,252

As of September 30, 2006, the Company has entered into purchase contracts for ten additional hotels. The purchases of five of these hotels are expected to close before year-end. The remaining five of these hotels are under construction and are expected to close in 2007. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2006, and in deposits and other disbursements for potential acquisition of hotel properties in the consolidated statement of cash flows. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number Of Rooms
Hattiesburg, MS	Courtyard	$9,455	$100	84
Prattville, AL	Courtyard	9,304	100	84
Trussville, AL	Courtyard	9,510	100	84
Huntsville, AL	Homewood Suites	11,550	100	107
Macon, GA	Hilton Garden Inn	10,660	100	101
Tupelo, MS	Hampton Inn	5,245	200	96
Omaha, NE	Courtyard	23,100	750	181
Miami, FL	Courtyard	15,000	300	118
Vancouver, WA	SpringHill Suites	15,750	500	119
Cincinnati, OH	Homewood Suites	7,900	150	76

Total		$117,474	$2,400	1,050

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. Through September 30, 2006, the Company has paid ASRG $3.6 million. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three month and nine month periods ended September 30, 2006 were $383 thousand and $518 thousand, respectively, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. Members of the Company’s Board of Director’s are also on the Board of Directors of AHT and/or Apple Hospitality Five, Inc.

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

Note 6

Pro Forma Information

The following unaudited pro forma information for the three month and nine month periods ended September 30, 2006, is presented as if the acquisitions of the eleven hotels owned at September 30, 2006 had occurred on the latter of January 1, 2006 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. The Company’s hotel in Houston, Texas opened in April 2006; the hotel in Brownsville, Texas opened in June 2006; and the hotel in Stafford, Texas opened in August 2006.

(in thousands, except per share data)	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Hotel revenues	$9,539	$28,744
Net income	$2,411	$6,222
Net income per share - basic and diluted	$0.12	$0.34

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired as of September 30, 2006 for the respective period in operation during 2006 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the

Company’s basis in the hotels; and (2) interest expense related to prior owner’s debt, which was not assumed, has been eliminated, and interest income has been reduced to reflect the use of cash balances to fund property purchases.

Note 7

Subsequent Events

On October 16, 2006, the Company paid $.073334 per outstanding common share, totaling $1.9 million, in a dividend distribution to its common shareholders.

During October 2006, the Company closed on the issuance of 3.3 million Units, representing gross proceeds to the Company of $35.8 million and proceeds net of selling and marketing costs of $32.2 million.

On October 5, 2006, the Company completed the purchase of a Courtyard hotel in Hattiesburg, Mississippi. The gross purchase price was $9.46 million for this newly opened hotel with 84 rooms.

On October 17, 2006, the Company entered into a series of contracts for the potential purchase of 13 hotels. The aggregate initial refundable deposit for these hotels was $3,250,000 ($250,000 per hotel). The table below describes the hotels (dollar amounts in thousands).

Location	Brand	Gross Purchase Price		Rooms
New Orleans, LA	Homewood Suites	$43,000		166
Rancho Bernardo, CA	Courtyard	36,000		210
Jacksonville, FL	Homewood Suites		(b)	116
Savannah, GA	Homewood Suites		(b)	106
Agoura Hills, CA (a)	Homewood Suites	25,250		125
Highlands Ranch, CO	Residence Inn	19,000		117
Highlands Ranch, CO (a)	Hilton Garden Inn	20,500		128
Cranford, NJ	Homewood Suites	13,500		108
Mahwah, NJ	Homewood Suites	19,500		110
San Diego, CA	Hampton Inn	42,000		177
Miami, FL	Homewood Suites	24,300		159
Provo, UT	Residence Inn	(	c)	114
San Diego, CA	Residence Inn	(	c)	121

		$308,300		1,757

(a)	The hotels in Agoura Hills, California (Homewood Suites) and in Highlands Ranch, Colorado (Hilton Garden Inn) are currently under construction.
(b)	The hotels in Jacksonville, Florida (Homewood Suites) and Savannah, Georgia (Homewood Suites) are covered under the same purchase contract with a purchase price of $21,500,000.
(c)	The hotels in San Diego, California (Residence Inn) and Provo, Utah (Residence Inn) are covered under the same purchase contract with a purchase price of $43,750,000.

The 13 purchase contracts described above contemplate that the Company or one of its subsidiaries would assume existing mortgage loans secured by eight of the hotel properties. The aggregate original principal balance for these loans is approximately $99.0 million. The loans have annual fixed interest rates that range from 5.85% to 6.74% and have maturity dates that range from April 2013 to June 2016. Each loan provides for monthly payments of principal and interest on an amortized basis.

On October 18, 2006, the Company entered into two separate purchase contracts for the potential purchase of two hotels. One contract is for the potential purchase of a 158 room Hilton Garden Inn hotel operating in Danbury, Connecticut, with a purchase price of $14.2 million. The other contract is for the potential purchase of a 200 room Springhill Suites hotel operating in Newark, New Jersey, with a purchase price of $23.0 million. The Company paid a refundable deposit of $750,000 per hotel under each of the purchase contracts.

On October 27, 2006, the Company completed the purchase of a Homewood Suites hotel in Huntsville, Alabama. The gross purchase price was $11.6 million for this newly opened hotel with 107 rooms.

On October 30, 2006, the Company entered into a purchase contract for the potential purchase of a Hilton Garden Inn hotel, located in Ronkonkoma, New York. The gross purchase price for the 165 room hotel is $27.0 million, and a refundable deposit of $250,000 was paid by the Company in connection with the contract.

On November 3, 2006, the Company entered into four separate purchase contracts for the potential purchase of four hotels. One contract is for the potential purchase of a 124 room Residence Inn hotel in Tucson, Arizona, with a gross purchase price of $16.6 million. The second contract is for the potential purchase of a 114 room Homewood Suites hotel in El Paso, Texas, with a gross purchase price of $15.4 million. The third contract is for the potential purchase of a 106 room TownePlace Suites hotel, located in northeast San Antonio, Texas, with a gross purchase price of $11.9 million. The fourth contract is for the potential purchase of a 123 room TownePlace Suites hotel, located in northwest San Antonio, Texas, with a gross purchase price of $13.8 million. In connection with each of the four contracts, a refundable deposit of $100,000 per hotel was paid by the Company. Each of the four hotel properties is currently under development.

On November 3, 2006, the Company deposited into an escrow account the funds necessary to complete the purchase of a Courtyard in Omaha, Nebraska. The gross purchase price of the hotel is $23.1 million. The hotel, which opened in 1999, has 181 rooms. In connection with the purchase of this hotel, the Company will assume an existing mortgage note payable of approximately $12.8 million, at a fixed interest rate of 6.8%. The mortgage note payable has monthly amortizing payments and matures in January 2014. The purchase of the hotel was completed on November 4, 2006.

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

Overview

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned eleven properties as of September 30, 2006 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate. Initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common share and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 shares of Series B convertible preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Hotels Owned

The Company commenced operations in April 2006 upon the purchase of its first hotel property. As of September 30, 2006, the Company owned 11 hotel properties, with a total of 1,303 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 11 hotels the Company owned at September 30, 2006:

Location	Brand	Manager	Gross Purchase Price (000’s)	Rooms	Date of Purchase
Houston, TX	Residence Inn	Western	$13,600	129	04/26/06
San Diego, CA	Hilton Garden Inn	Inn Ventures	34,500	200	05/09/06
Brownsville, TX	Courtyard	Western	8,550	90	06/19/06
Stafford, TX	Homewood Suites	Western	7,800	78	08/15/06
Montgomery, AL	Homewood Suites	LBA	10,660	91	08/17/06
Montgomery, AL	Hilton Garden Inn	LBA	10,385	97	08/17/06
Troy, AL	Hampton Inn	LBA	6,130	82	08/17/06
Auburn, AL	Hilton Garden Inn	LBA	10,185	101	08/17/06
Huntsville, AL	Hilton Garden Inn	LBA	10,285	101	08/17/06
Seattle, WA	Residence Inn	Inn Ventures	56,173	234	09/01/06
Sarasota, FL	Homewood Suites	Promus Hotels	13,800	100	09/15/06

			$182,068	1,303

The total gross purchase price for all 11 hotels of $182.1 million was funded by the Company’s ongoing best efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay $3.6 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Of the Company’s eleven hotels owned at September 30, 2006, eight were purchased during the third quarter of 2006. The total gross purchase price for these eight hotels was $125.4 million. On September 1, 2006, the Company acquired a 234 room Residence Inn hotel in Seattle, Washington. Under terms of the purchase contract, the Company assumed an existing land lease with a third-party lessor. The land lease extends through February 2049, with three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various lease payment adjustments based on fair market value of the land.

Management and Franchise Agreements

Each of the Company’s eleven hotels are operated and managed, under separate management agreements, by an affiliate of Larry Blumberg & Associates, an affiliate of Western International, Inn Ventures, Inc., or by Promus Hotels, Inc. Each agreement provides for an initial term of five to ten years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross hotel revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreement. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the three and nine month periods ended September 30, 2006, the Company incurred $180 thousand and $224 thousand, respectively, in management fees.

Larry Blumberg Associates, Western International and Inn Ventures, Inc. are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the hotel managed by Promus Hotels, which is an affiliate of Hilton) are required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 15 and 21 years. Fees associated with the Hilton agreement include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the three and nine month periods ended September 30, 2006, the Company incurred $281 thousand and $358 thousand, respectively, in franchise fees.

Results of Operations

During the period from the Company’s initial formation on May 20, 2005 to April 26, 2006, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 26, 2006 with the Company’s first property acquisition. A comparison of operations to prior year results is therefore not meaningful. In general, the performance of the Company’s hotels during their initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel room revenue and related other revenue related to hotel operations. Hotel operations included in the consolidated statement of operations were for the Company’s eleven hotels acquired through September 30, 2006 and the respective period of ownership for each property. For the three and nine month periods ended September 30, 2006, the Company had total revenue of $6.3 million and $8.0 million, respectively. For the period acquired through September 30, 2006, the hotels achieved combined average occupancy of approximately 68%, average daily rate (“ADR”) of $119 and revenue per available room (“RevPAR”) of $81. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as ADR multiplied by the occupancy percentage. These results reflect the fact that three of the company’s eleven hotels are new and recently opened, representing new entrants in their local hotel and lodging market. Newly opened hotels (such as the Company’s hotels in Houston, Brownsville and Stafford, Texas) can have lower occupancy results during their initial months of operations, in comparison to more mature hotels, as sales and marketing efforts are initiated at the new property and market awareness begins to increase.

For the third quarter of 2006, the results of operations of the Company’s hotels achieved combined average occupancy of approximately 70%, ADR of $118, and RevPar of approximately $82.

Expenses

For the three month and nine month periods ended September 30, 2006, hotel direct expenses of the Company’s hotels totaled $3.6 million and $4.7 million, respectively. As a percentage of total revenue, hotel direct expenses were 57% and 58%, respectively, of total revenue for the three month and nine month period ended September 30, 2006. Hotel direct expenses as a percentage of revenue for a new hotel will generally be higher in the initial months of operations, until the new hotel’s revenues and results of operations reflect greater market awareness and more stabilized operations.

Taxes, insurance, and other expense for the three month and nine month periods ended September 30, 2006 totaled $431 thousand and $554 thousand, respectively, representing 7% of total revenue for each period.

General and administrative expense for the three and nine months ended September 30, 2006 totaled $584 thousand and $1.3 million, respectively. For the third quarter of 2006, general and administrative expenses represented 9% of total revenues. For the nine months ended September 30, 2006, general and administrative expenses represented 17% of total revenue. Significantly impacting the level of general and administrative expenses incurred during 2006 were expenses associated with preparation for the initial opening for business of the Company’s hotels in Houston and Brownsville, Texas. Under terms of the applicable hotel purchase and management agreements, the Company was responsible for some training-related expenses for hotel staff and for certain expenditures for non-capitalized items associated with preparing the hotel rooms, kitchen and restaurant areas, and other interior and exterior areas, for operation. Total expenses associated with these pre-opening costs were $465 thousand in the second quarter of 2006.

Depreciation expense for the three month and nine month periods ended September 30, 2006 was $881 thousand and $1.2 million, respectively. This amount represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. Of the eleven hotels owned by the Company at September 30, 2006, eight were purchased during the third quarter of this year.

For the three and nine month period ended September 30, 2006, the Company had interest income of $871 thousand and $1.5 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

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

From the Company’s initial capitalization on May 26, 2005 through September 30, 2006, the Company incurred costs of approximately $29.5 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of September 30, 2006, the Company has closed on a total of 26.1 million Units, representing gross proceeds and proceeds net of selling and marketing fees of approximately $284.7 million and $255.2 million, respectively.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first nine months of 2006 totaled $6.0 million and were paid monthly (beginning in April) at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was $1.8 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

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

As of September 30, 2006, the Company had entered into purchase contracts for ten additional hotels. Five of these hotels are expected to close before year-end; the remaining five hotels are under construction and are expected to close in 2007. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2006. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Hattiesburg, MS	Courtyard	$9,455	$100	84
Prattville, AL	Courtyard	9,304	100	84
Trussville, AL	Courtyard	9,510	100	84
Huntsville, AL	Homewood Suites	11,550	100	107
Macon, GA	Hilton Garden Inn	10,660	100	101
Tupelo, MS	Hampton Inn	5,245	200	96
Omaha, NE	Courtyard	23,100	750	181
Miami, FL	Courtyard	15,000	300	118
Vancouver, WA	SpringHill Suites	15,750	500	119
Cincinnati, OH	Homewood Suites	7,900	150	76

Total		$117,474	$2,400	1,050

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. Through September 30, 2006, the Company has paid ASRG $3.6 million. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three month and nine month periods ended September 30, 2006 were $383 thousand and $518 thousand, respectively, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive

Officer of AHT and of other real estate investment trusts. Members of the Company’s Board of Director’s are also on the Board of Directors of AHT and/or Apple Hospitality Five, Inc.

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

Subsequent Events

On October 16, 2006, the Company paid $.073334 per outstanding common share, totaling $1.9 million, in a dividend distribution to its common shareholders.

During October 2006, the Company closed on the issuance of 3.3 million Units, representing gross proceeds to the Company of $35.8 million and proceeds net of selling and marketing costs of $32.2 million.

On October 5, 2006, the Company completed the purchase of a Courtyard hotel in Hattiesburg, Mississippi. The gross purchase price was $9.46 million for this newly opened hotel with 84 rooms.

On October 17, 2006, the Company entered into a series of contracts for the potential purchase of 13 hotels. The aggregate initial refundable deposit for these hotels was $3,250,000 ($250,000 per hotel). The table below describes the hotels (dollars in thousands).

Location	Brand	Gross Purchase Price		Rooms
New Orleans, LA	Homewood Suites	$43,000		166
Rancho Bernardo, CA	Courtyard	36,000		210
Jacksonville, FL	Homewood Suites	(	b)	116
Savannah, GA	Homewood Suites	(	b)	106
Agoura Hills, CA (a)	Homewood Suites	25,250		125
Highlands Ranch, CO	Residence Inn	19,000		117
Highlands Ranch, CO (a)	Hilton Garden Inn	20,500		128
Cranford, NJ	Homewood Suites	13,500		108
Mahwah, NJ	Homewood Suites	19,500		110
San Diego, CA	Hampton Inn	42,000		177
Miami, FL	Homewood Suites	24,300		159
Provo, UT	Residence Inn	(	c)	114
San Diego, CA	Residence Inn	(	c)	121

		$308,300		1,757

(a)	The hotels in Agoura Hills, California (Homewood Suites) and in Highlands Ranch, Colorado (Hilton Garden Inn) are currently under construction.
(b)	The hotels in Jacksonville, Florida (Homewood Suites) and Savannah, Georgia (Homewood Suites) are covered under the same purchase contract with a purchase price of $21,500,000.
(c)	The hotels in San Diego, California (Residence Inn) and Provo, Utah (Residence Inn) are covered under the same purchase contract with a purchase price of $43,750,000.

The 13 purchase contracts described above contemplate that the Company or one of its subsidiaries would assume existing mortgage loans secured by eight of the hotel properties. The aggregate original principal balance for these loans is approximately $99.0 million. The loans have annual fixed interest rates that range from 5.85% to 6.74% and have maturity dates that range from April 2013 to June 2016. Each loan provides for monthly payments of principal and interest on an amortized basis.

On October 18, 2006, the Company entered into two separate purchase contracts for the potential purchase of two hotels. One contract is for the potential purchase of a 158 room Hilton Garden Inn hotel operating in Danbury, Connecticut, with a purchase price of $14.2 million. The other contract is for the potential purchase of a 200 room Springhill Suites hotel operating in Newark, New Jersey, with a purchase price of $23.0 million. The Company paid a refundable deposit of $750 thousand per hotel under each of the purchase contracts for the Danbury, Connecticut and Newark, New Jersey hotels.

On October 27, 2006, the Company completed the purchase of a Homewood Suites hotel in Huntsville, Alabama. The gross purchase price was $11.6 million for this newly opened hotel with 107 rooms.

On October 30, 2006, the Company entered into a purchase contract for the potential purchase of a Hilton Garden Inn hotel, located in Ronkonkoma, New York. The gross purchase price for the 165 room hotel is $27.0 million, and a refundable deposit of $250,000 was paid by the Company in connection with the contract.

On November 3, 2006, the Company entered into four separate purchase contracts for the potential purchase of four hotels. One contract is for the potential purchase of a 124 room Residence Inn hotel in Tucson, Arizona, with a gross purchase price of $16.6 million. The second contract is for the potential purchase of a 114 room Homewood Suites hotel in El Paso, Texas, with a gross purchase price of $15.4 million. The third contract is for the potential purchase of a 106 room TownePlace Suites hotel, located in northeast San Antonio, Texas, with a gross purchase price of $11.9 million. The fourth contract is for the potential purchase of a 123 room TownePlace Suites hotel, located in northwest San Antonio, Texas, with a gross purchase price of $13.8 million. In connection with each of the four contracts, a refundable deposit of $100,000 per hotel was paid by the Company. Each of the four hotel properties is currently under development.

On November 3, 2006, the Company deposited into an escrow account the funds necessary to complete the purchase of a Courtyard in Omaha, Nebraska. The gross purchase price of the hotel is $23.1 million. The hotel, which opened in 1999, has 181 rooms. In connection with the purchase of this hotel, the Company will assume an existing mortgage note payable of approximately $12.8 million, at a fixed interest rate of 6.8%. The mortgage note payable assumed has monthly amortizing payments and matures in January 2014. The purchase of the hotel was completed on November 4, 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash and cash equivalent balances at September 30, 2006 of $61.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $611 thousand, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the current year based on the amount of proceeds raised and the timing and purchase price, net of any debt assumed, of property acquisitions.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2006:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	21,332,010	Units	$11 per Unit	234,652,113

Totals:	26,093,915	Units		$284,652,113

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$28,465,211
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,024,948

Total Expenses of Issuance and Distribution of Common Shares	29,490,159

Net Proceeds to the Company	$255,161,954

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$186,812,140
2. Repayment of other indebtedness, including interest expense paid	408,708
3. Working capital	67,859,866
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Seven Advisors, Inc.	81,240
5. Fees and expenses of third parties	—
6. Other	—

Total of Application of Net Proceeds to the Company	$255,161,954

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.3	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.1	Advisory Agreement between the Registrant and Apple Seven Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.3	Apple REIT Seven, Inc. 2005 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.4	Apple REIT Seven, Inc. 2005 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.5	Guaranty and Reimbursement Agreement made by Glade M. Knight. (Incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.6	Purchase Contract dated as of September 29, 2004 between Midway Eldridge Hotel Partners, L.P. and Apple Six Hospitality, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.7	Assignment of Contract dated as of April 25, 2006 between Apple Six Hospitality, Inc., and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.7 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.8	Management Agreement dated as of April 26, 2006 between Texas Western Management

Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.8 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.9	Residence Inn by Marriott Relicensing Agreement dated as of April 26, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.9 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.10	Hotel Lease Agreement effective as of April 26, 2006 between Apple Seven Hospitality Texas, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.10 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.11	Purchase Contract dated as of April 27, 2006 between Briggs Renewal Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.12	Purchase Contract dated as of March 6, 2006 between Hospitality Ventures DMCY, LLC and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.13	Assignment of Contract dated as of April 27, 2006 between Apple Six Hospitality Ownership, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of March 9, 2006 between Bernardo Ventures and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.15	Assignment of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of April 11, 2006 between Apple Suites Realty Group, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.16	Management Agreement dated as of May 9, 2006 between Inn Ventures, Inc. and Apple Seven Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.17	Franchise License Agreement dated as of May 9, 2006 between Hilton Hotels Corporation and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.18	Schedule of information for an additional and substantially identical Hotel Lease Agreement dated as of May 9, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.18 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.19	Purchase Contract dated as of June 21, 2005 between BMC Hotel Property, LTD and Apple Six Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.19 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.20	Assignment of Contract dated as of June 6, 2006 between Apple Six Hospitality Texas, L.P. and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.20 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.21	Management Agreement dated as of June 6, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.21 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.22	Schedule of information for an additional and substantially identical Hotel Lease Agreement effective as of June 6, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.22 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.23	Courtyard by Marriott Relicensing Agreement dated as of June 19, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.23 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.24	Purchase Contract dated as of June 27, 2006 between Napstak II, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.25	Purchase Contract dated as of June 27, 2006 between Lake Union Hotel Associates Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.26	Purchase Contract dated as of June 29, 2006 among Montgomery Hotels LLC; Montgomery Hotels II, LLC; Troy Hotels, LLC; Auburn Hotels, L.L.C.; Huntsville Hotel I, LLC; HoPo/Tupelo Hotels LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.27	Purchase Contract dated as of June 29, 2006 between IRNM Hotel Investors, L.L.C and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.28	Master Purchase Agreement dated as of September 27, 2006 among Apple Seven Hospitality Ownership, Inc. and the parties named therein. (Incorporated by reference to Exhibit 10.28 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.29	Purchase Contract dated as of September 27, 2006 between Sunbelt—CTR, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.30	Purchase Contract dated as of September 27, 2006 between Sunbelt—CPA, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.31	Purchase Contract dated as of September 27, 2006 between Sunbelt—CHM, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.32	Agreement of Purchase and Sale dated October 17, 2006 by and between RGT-HB San Diego, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.33	Agreement of Purchase and Sale dated October 17, 2006 by and between Barrone Hotel Investors, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.34	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-Rancho B. Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.35	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-SD Provo, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.36	Agreement of Purchase and Sale dated October 17, 2006 by and between FTRC Hotel Partners, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.37	Agreement of Purchase and Sale dated October 17, 2006 by and between Coachman Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.38	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-HR Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.39	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-BL Associates, L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.40	Agreement of Purchase and Sale dated October 17, 2006 by and between Mahwah Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.41	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-CO Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.42	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-AH Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit

10.42 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Seven, Inc.

By:	/s/ Glade M. Knight	Date: November 6, 2006
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 6, 2006
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)