Form 10-K
period 2006-12-31
Apple REIT Seven, Inc.
filed 2007-03-08
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-125546

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Seven, Inc.’s common equity, which was last sold through its best efforts offering on June 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $168,002,316. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2007: 43,146,448

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 7, 2007.

APPLE REIT SEVEN, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott and Residence Inn® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Seven, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.	Business

Apple REIT Seven, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate. Initial capitalization occurred on May 26, 2005, with its first investor closing under its ongoing best efforts offering on March 15, 2006. The Company acquired its first property on April 27, 2006.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), or Inn Ventures, Inc. (“Inn Ventures”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The Company does not have an Internet website. The Company will make available free of charge, upon request, paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing hotels in developed markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by renovating existing properties, aggressively managing room rates and partnering with industry leaders in hotel management, thereby improving hotel revenue and operating performance. The Company believes its planned acquisitions and strong asset management at its existing hotels will continue to improve financial results.

The Company owned 18 hotel properties as of December 31, 2006, all of which were purchased in 2006. In addition, as of December 31, 2006, the Company had entered into contracts for the purchase of 19 additional hotels for a total purchase price of approximately $331.1 million. Ten of the 19 hotels are under construction and should be completed over the next 12 months. The other nine hotel properties are expected to close in the first six months of 2007. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. The Company will assume approximately $65 million of debt secured by six of the properties. It is anticipated substantially all of the remaining purchase price will be paid from cash proceeds from the Company’s ongoing best efforts offering and cash on hand.

Financing

The Company purchased 18 hotels in 2006. The total gross purchase price for these properties was approximately $339.3 million. The Company used the proceeds from its ongoing best-efforts offering, assumed secured debt of $29.8 million and borrowed $18.0 million under its bank line of credit facility to fund the purchase price. The outstanding balance borrowed under the Company’s line of credit was repaid in January 2007 with proceeds from the Company’s ongoing best efforts offering.

The Company entered into the unsecured line of credit facility in December 2006 for working capital and short-term acquisition funding. The facility will be used to bridge the timing of closing property acquisitions and proceeds from the Company’s ongoing offering of Units. The line of credit provides for a maximum aggregate commitment by the lender of $150 million and has a scheduled maturity date in December 2007.

Although there can be no assurance that additional debt will not be utilized, the Company does not intend to utilize a significant amount of debt to finance future acquisitions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market, or nationally, can impact the performance of the hotels.

Hotel Operating Performance

At December 31, 2006, the Company owned five Hilton Garden Inn hotels, two Residence Inn hotels, four Courtyard hotels, six Homewood Suites hotels, and one Hampton Inn hotel. They are located in ten states and, in aggregate, consist of 2,291 rooms.

Room revenue for these hotels totaled $18.8 million for the period owned in 2006, and the hotels achieved average occupancy of 65%, ADR of $116 and RevPAR of $75. In general, performance at the Company’s hotels during their initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

During the period from the Company’s initial formation on May 20, 2005 through April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition. A comparison of operations to prior year results is therefore not meaningful.

Management and Franchise Agreements

Each of the Company’s 18 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the year ended December 31, 2006 the Company incurred approximately $619 thousand in management fees.

Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the hotel managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 14 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the year ended December 31, 2006 the Company incurred approximately $847 thousand in franchise fees.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company.

Employees

During 2006, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from Apple Seven Advisors, Inc. (“ASA”) who in turn utilizes employees from Apple Hospitality Two, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions

The Company acquired its initial hotel property in April 2006, and acquired a total of 18 hotel properties in 2006. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2006. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000

			Total	2,291	$339,329

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $6.8 million, as a commission to Apple Suites Realty Group, Inc. (ASRG). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

In 2006, the Company assumed approximately $29.8 million of debt secured by two of its hotel properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed
Omaha, NE	Courtyard	6.79%	1/01/14	$12,658
New Orleans, LA	Homewood Suites	5.85%	10/01/14	17,144

			Total	$29,802

No goodwill was recorded in connection with any of the acquisitions.

In addition, as of December 31, 2006 the Company had outstanding contracts for the purchase of 19 additional hotels. Ten of the 19 hotels are under construction and should be completed over the next 12 months. The other nine hotels are expected to close in the first six months of 2007. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms, refundable deposits paid, and gross purchase price for each of the 19 hotel properties under contract at December 31, 2006. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Tupelo, MS	Hampton Inn	96	$200	$5,245
Cranford, NJ	Homewood Suites	108	500	13,500
Mahwah, NJ	Homewood Suites	110	500	19,500
Miami, FL	Homewood Suites	159	500	24,300
Highlands Ranch, CO	Residence Inn	117	500	19,000
Highlands Ranch, CO	Hilton Garden Inn	128	500	20,500
Agoura Hills, CA	Homewood Suites	125	500	25,250
San Diego, CA	Hampton Inn	177	500	42,000
San Diego, CA	Residence Inn	121	500	32,500
Provo, UT	Residence Inn	114	500	11,250
Prattville, AL	Courtyard	84	250	9,303
Trussville, AL	Courtyard	84	250	9,510
Miami FL	Courtyard	118	300	15,000
Vancouver, WA	Springhill Suites	119	500	15,750
Macon, GA	Hilton Garden Inn	101	200	10,660
Tucson, AZ	Residence Inn	124	832	16,640
El Paso, TX	Homewood Suites	114	770	15,390
San Antonio, TX	TownPlace Suites	106	596	11,925
San Antonio, TX	TownPlace Suites	123	692	13,838

	Total	2,228	$9,090	$331,061

The Company expects to assume outstanding mortgage indebtedness totaling approximately $63.5 million associated with six of the 19 hotel properties. The following table summarizes the hotel, interest rate, maturity date and the approximate principal amount outstanding associated with each mortgage. All dollar amounts are in thousands. The Provo, UT and San Diego, CA Residence Inn properties serve as joint collateral for a single mortgage loan.

Location	Brand	Rate	Maturity Date	Approximate Principal Outstanding
Tupelo, MS	Hampton Inn	5.90%	3/01/16	$4,110
Miami, FL	Homewood Suites	6.50%	7/01/13	9,820
Highlands Ranch, CO	Residence Inn	5.94%	6/01/16	11,550
San Diego, CA	Hampton Inn	6.74%	3/11/14	16,335
Provo, UT & San Diego, CA	Residence Inn (2)	6.55%	4/01/13	21,653

			Total	$63,468

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT) and of other real estate investment trusts. Members of the Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and/or Apple Hospitality Five, Inc.

Item 1A.	Risk Factors

The following describes several risk factors which are applicable to the Company.

Hotel Operations

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity; and

•	adverse effects of a downturn in the hotel industry.

General Economic Conditions

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to the shareholders may be affected.

Hospitality Industry

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations of properties leased to subsidiaries. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries, operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchiser system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with a variety of tests that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely effect the Company and its shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, the Company owned 18 hotels with an aggregate of 2,291 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	5	663
Homewood Suites	6	618
Courtyard	4	565
Residence Inn	2	363
Hampton Inn	1	82

Total	18	2,291

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2006

(dollars in thousands)

			Initial Cost		Subsequently Capitalized
Description	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Houston, Texas	Residence Inn	$—	$1,095	$13,015	$25	$14,135	$(341)	2006	Apr-06	3 - 39 yrs.	129
San Diego, California	Hilton Garden Inn	—	5,021	30,345	2	35,368	(642)	2004	May-06	3 - 39 yrs.	200
Brownsville, Texas	Courtyard	—	1,135	7,739	—	8,874	(150)	2006	Jun-06	3 - 39 yrs.	90
Stafford, Texas	Homewood Suites	—	501	7,575	5	8,081	(112)	2006	Aug-06	3 - 39 yrs.	78
Montgomery, Alabama	Homewood Suites	—	977	10,027	3	11,007	(134)	2004	Aug-06	3 - 39 yrs.	91
Montgomery, Alabama	Hilton Garden Inn	—	765	9,954	5	10,724	(127)	2003	Aug-06	3 - 39 yrs.	97
Troy, Alabama	Hampton Inn	—	501	5,861	12	6,374	(84)	2003	Aug-06	3 - 39 yrs.	82
Auburn, Alabama	Hilton Garden Inn	—	643	9,870	5	10,518	(119)	2001	Aug-06	3 - 39 yrs.	101
Huntsville, Alabama	Hilton Garden Inn	—	740	9,884	4	10,628	(140)	2005	Aug-06	3 - 39 yrs.	101
Seattle, Washington	Residence Inn	—	—	60,485	9	60,494	(575)	1991	Sep-06	3 - 39 yrs.	234
Sarasota, Florida	Homewood Suites	—	1,785	12,271	—	14,056	(133)	2005	Sep-06	3 - 39 yrs.	100
Hattiesburg, Mississippi	Courtyard	—	876	8,900	—	9,776	(76)	2006	Oct-06	3 - 39 yrs.	84
Huntsville, Alabama	Homewood Suites	—	1,092	10,883	—	11,975	(96)	2006	Oct-06	3 - 39 yrs.	107
Omaha, Nebraska	Courtyard	12,638	2,736	19,532	1	22,269	(87)	1999	Nov-06	3 - 39 yrs.	181
Cincinnati, Ohio	Homewood Suites	—	556	6,817	—	7,373	(21)	2005	Dec-06	3 - 39 yrs.	76
Rancho Bernardo, California	Courtyard	—	4,664	32,239	—	36,903	(83)	1987	Dec-06	3 - 39 yrs.	210
New Orleans, Louisiana	Homewood Suites	17,144	4,582	39,468	—	44,050	(93)	2002	Dec-06	3 - 39 yrs.	166
Ronkonkoma, New York	Hilton Garden Inn	—	3,157	24,393	—	27,550	(60)	2003	Dec-06	3 - 39 yrs.	164
Construction in Progress					10	10

		$29,782	$30,826	$319,258	$81	$350,165	$(3,073)				2,291

Investment in hotels at December 31, 2006, consisted of the following (in thousands):

Land	$30,826
Building and Improvements	306,579
Furniture, Fixtures and Equipment	12,760

350,165
Less Accumulated Depreciation	(3,073)

Investments in Hotels, net	$347,092

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Legal Proceedings

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-125546) filed March 3, 2006. The Company began its best-efforts offering (the “Offering”) of Units on March 15, 2006, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2006 there were 37,045,297 Units outstanding. The per share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its ongoing best efforts offering. As of December 31, 2006 the Units were held by approximately 11,100 beneficial shareholders.

Unit Redemption Program

The Board of Directors of the Company has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in March 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding at the end of the previous calendar year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. There was no Unit redemption activity during 2006 or 2005.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2006 totaled $12.5 million and were paid monthly (beginning in April 2006) at a rate of $0.073334 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2006, options to purchase 15,634 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders

Non-Employee Directors Stock Option Plan	15,634	$11.00	610,466
Employee Incentive Plan	—	$—	1,528,106

Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 2006. All amounts are in thousands except per Unit data.

Units Registered:
	4,762 Units	$10.50 per Unit	$50,000
	86,364 Units	$11.00 per Unit	950,000

Totals:	91,126 Units		$1,000,000

Units Sold:
	4,762 Units	$10.50 per Unit	$50,000
	32,283 Units	$11.00 per Unit	355,117

Totals:	37,045 Units		405,117

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	40,512
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,366

Total Expenses of Issuance and Distribution of Common Shares	41,878

Net Proceeds to the Company	$363,239

1. Purchase of real estate (net of debt proceeds and repayment)	$311,289
2. Repayment of other indebtedness, including interest expense paid	493
3. Working capital	44,505
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Seven Advisors, Inc.	165
b. Apple Suites Realty Group, Inc.	6,787
5. Fees and expenses of third parties	—
6. Other	—

Total of Application of Net Proceeds to the Company	$363,239

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2006. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on May 26, 2005 to April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	For the year ended December 31, 2006	For the period May 26, 2005 (initial capitalization) through December 31, 2005
Revenues:
Room revenue	$18,800	$—
Other revenue	1,545	—

Total revenue	20,345	—

Expenses:
Hotel operating expenses	12,229	—
Taxes, insurance and other	1,472	—
General and administrative	1,988	40
Depreciation	3,073	—
Interest and other expenses, net	(1,855)	13

Total expenses	16,907	53

Net income (loss)	$3,438	$(53)

Per Share
Earnings (loss) per common share	$0.23	$(5,251.30)
Distributions paid to common shareholders	$0.66	$—
Weighted-average common shares outstanding—basic and diluted	15,152	—

Balance Sheet Data
Cash and cash equivalents	$44,604	$50
Investment in hotels, net	$347,092	$—
Total assets	$409,886	$523
Notes payable	$49,292	$400
Shareholders’ equity	$354,122	$(29)
Net book value per share	$9.56	$—

Other Data
Cash flow from:
Operating activities	$5,158	$(11)
Investing activities	$(328,324)	$—
Financing activities	$367,720	$37
Number of hotels owned at end of period	18	—
Average Daily Rate (ADR) (b)	$116	$—
Occupancy	65.0%	—
Revenue Per Available Room (REVPAR) (c)	$75	$—

Modified Funds From Operations Calculation
Net income (loss)	$3,438	$(53)
Pre-opening costs	465	—
Depreciation	3,073	—

Modified Funds (Deficit) from operations (a)	$6,976	$(53)

(a)	Modified funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization and pre-opening costs. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; and changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owned 18 hotels as of December 31, 2006, located within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006, with an additional 17 hotels purchased during the remainder of 2006. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results for the year ended December 31, 2006.

(in thousands except statistical data)	Year ended December 31, 2006	Percent of Revenue
Total revenues	$20,345	100%
Hotel direct expenses	12,229	60%
Taxes, insurance and other expense	1,472	7%
General and administrative expense	1,988	10%

Depreciation	3,073
Interest income	2,151
Interest expense	296

Number of Hotels	18
Average Daily Rate (ADR)	$116
Occupancy	65.0%
RevPAR	$75

Hotels Owned

As of December 31, 2006, the Company owned 18 hotels, with a total of 2,291 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000

			Total	2,291	$339,329

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $6.8 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s chairman, Chief Executive Officer and President, Glade M. Knight.

During 2006, the Company assumed approximately $29.8 million of debt secured by two of the properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage assumed during 2006. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed
Omaha, NE	Courtyard	6.79%	1/01/14	$12,658
New Orleans, LA	Homewood Suites	5.85%	10/01/14	17,144

			Total	$29,802

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 18 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the year ended December 31, 2006 the Company incurred approximately $619 thousand in management fees.

Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the hotel managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 14 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of twenty years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the year ended December 31, 2006 the Company incurred approximately $847 thousand in franchise fees.

Results of Operations

During the period from initial capitalization on May 26, 2005 through April 26, 2006, the Company owned no properties, had no revenue and was primarily engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Operations did not commence until April 27, 2006, when the Company purchased its first hotel, located in Houston, Texas. During the remainder of 2006, the company purchased an additional 17 hotel properties. As a result, a comparison of 2006 operating results to prior year results is not meaningful.

In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2006, the Company had room revenue and other revenue of $18.8 million and $1.5 million, respectively. These revenues reflect hotel operations for the 18 hotels acquired through December 31, 2006 for their respective periods of ownership by the Company. For the period ended December 31, 2006, the hotels achieved average occupancy of 65.0%, average daily rate, or ADR of $116 and revenue per available room, or RevPAR of $75. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages, and also reflect the fact that five of the Company’s hotels acquired in 2006 are new and recently opened, representing new entrants in their local hotel and lodging market. Newly opened hotels (such as the Company’s hotels in Houston, Brownsville and Stafford, Texas, in addition to the Courtyard in Hattiesburg, Mississippi and the Homewood Suites in Huntsville, Alabama) can have lower occupancy results during their initial months of operations, in comparison to more mature hotels, as sales and marketing efforts are initiated at the new property and market awareness begins to increase.

Expenses

Expenses for the period ended December 31, 2006 represent the expenses related to the 18 hotels acquired through December 31, 2006 for their respective periods owned. For the period ended December 31, 2006, hotel operating expenses totaled $12.2 million, or 60% of total hotel revenue. Hotel direct expenses as a percentage of revenue for a new hotel will generally be higher in the initial months of operations, until the new hotel’s revenues and results of operations reflect greater market awareness and more stabilized operations. Taxes, insurance, and other expenses for the period ended December 31, 2006 was $1.5 million, or 7% of total revenue.

General and administrative expense for the period ended December 31, 2006 was $2.0 million, or 10% of total revenue. The Company anticipates this percentage to decrease as the Company’s asset base grows. Impacting the level of general and administrative expenses incurred during 2006 were expenses associated with preparation for the initial opening for business of the Company’s hotels in Houston and Brownsville, Texas. Under terms of the applicable hotel purchase and management agreements, the Company was responsible for some training-related expenses for hotel staff and for certain expenditures for non-capitalized costs associated with preparing the hotel rooms, kitchen and restaurant areas, and other interior and exterior areas, for operation. Total expenses associated with these pre-opening costs were $465 thousand in the second quarter of 2006. In addition to pre-opening costs, the components of general and administrative expense include advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the period ended December 31, 2006 was $3.1 million. Depreciation expense represents the expense of the Company’s 18 hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned.

Interest expense for the period ended December 31, 2006 was $0.3 million. Interest expense primarily arose from mortgage debt assumed with the acquisition of two of the Company’s hotels, and from short term financing under the Company’s line of credit facility in December 2006 to bridge the purchase of properties and the raising of capital. During 2006, the Company also recognized $2.2 million in interest income, representing interest on excess cash invested in short-term money market instruments.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the year ended December 31, 2006, the Company incurred total fees to ASRG for services under the terms of the contract of $6.8 million. These fees were capitalized as a part of the purchase price of the hotels acquired during 2006.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Expenses related to this agreement totaled $837 thousand in 2006 and $39 thousand in 2005.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), and other real estate investment trusts. Members of the Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and/or Apple Hospitality Five, Inc.

During 2006 the Company assumed the rights under four contracts for the purchase of the hotels in Houston, Brownsville and Stafford, Texas and Miami, Florida (Courtyard) from Apple REIT Six, Inc. Mr. Knight is chairman and CEO of Apple REIT Six, Inc. The assumptions were completed at no cost or profit to the Company other than the costs under the original contracts.

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

(2) the termination or expiration without renewal of the advisory agreement with ASA, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2006, if a triggering event had occurred, expense would have ranged from $0 to $25.6 million.

Liquidity and Capital Resources

The following table presents the Company’s commercial commitments, relating to principal and interest payments on debt outstanding, and contractual gross purchase price of outstanding property purchase commitments, as of December 31, 2006. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2006.

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years

Debt (including interest of $13.2 million)	$61,946	$20,654	$5,302	$5,282	$30,708
Land Lease Commitment	46,891	441	957	1,062	44,431
Property Purchase Commitments	331,061	331,061	—	—	—

Total Commercial Commitments	$439,898	$352,156	$6,259	$6,344	$75,139

Capital Requirements and Resources

The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The cash flow generated from the ongoing offering, the properties owned and cash on hand ($44.6 million at December 31, 2006) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including anticipated distributions to shareholders and property acquisitions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, and cash on hand, to purchase hotel properties.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2006 totaled $12.5 million and were paid monthly at a rate of $0.073334 per common share and included a return of capital. For the same period the Company’s cash generated from operations was approximately $5.2 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annualized rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2006, the Company held $2.6 million in reserve for capital expenditures.

The Company is raising equity through a best-efforts offering of Units by David Lerner Associates, Inc. Each Unit is equal to one common share and one Series A preferred share of the Company. The Company achieved the minimum offering of 4.8 million Units at a price of $10.50 per Unit as of March 15, 2006. As of December 31, 2006, the Company had sold 37.0 million Units under this offering with proceeds, net of commissions, totaling $364.6 million. The Company is continuing the offering at $11.00 per Unit in accordance with the prospectus for the Company’s offering.

The Company’s Board of Directors has approved the institution of a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. Beginning in March 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding at the end of the previous calendar year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. No Units were redeemed during the year ended December 31, 2006, or during the period from initial capitalization on May 26, 2005 through December 31 2005.

The Company entered into an unsecured line of credit facility for working capital and short-term acquisition funding in December 2006. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, totaling $150 million, and has a scheduled maturity in December 2007. In conjunction with the acquisition of two hotels in December 2006, the Company utilized the line of credit by borrowing $18.0 million to fund a portion of the aggregate gross purchase price. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate, which was approximately 5.34% at December 31 2006) plus 2.0%. Payments of interest only are due monthly under terms of the credit agreement. The principal amount outstanding under the line of credit at December 31, 2006 was repaid in full in January 2007.

As of December 31, 2006, the Company had entered into outstanding contracts for the purchase of 19 additional hotels for a total contractual gross purchase price of $331.1 million. Ten of the 19 hotels are under construction and should be completed at various times during 2007. The purchases of the other 9 hotels are projected to close in the first six months of 2007. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. The Company also anticipates assuming outstanding mortgage loan obligations on six of the 19 properties, representing a source of funding for approximately $63.5 million of the total purchase price of the contracts outstanding as of December 31, 2006. It is anticipated the remainder of the purchase price will be funded from proceeds of the Company’s best efforts offering of Units and cash on hand. The Company may utilize all or a portion of its $150 million line of credit facility as an interim source of funds.

Subsequent Events

In January 2007, the Company declared and paid $2.7 million or $.073334 per common share, in a distribution to its common shareholders. The Company also closed on an additional 2.9 million Units, representing gross proceeds of $31.6 million and proceeds net of selling and marketing costs of $28.4 million.

On January 16, 2007, the Company entered into four separate contracts regarding the potential purchase of four hotels. The purchase contracts are for a 79 room Fairfield Inn, located in Columbus, Georgia, with a purchase price of $7.3 million; a 63 room Fairfield Inn, located in Dothan, Alabama, with a purchase price of $4.6 million; a 78 room Courtyard, located in Lakeland, Florida, with a purchase price of $9.8 million; and a 79 room Fairfield Inn, located in Tallahassee, Florida, with a purchase price of $6.7 million. The initial refundable deposit under each separate purchase contract was $100 thousand. The purchase contracts provide for the Company assuming existing mortgage loans secured by three of the hotels under contract. The aggregate outstanding balance for these loans is approximately $9.4 million. The loans have annual fixed interest rates ranging from 6.80% to 7.35%, and maturity dates ranging form March 2008 to January 2013. All loans provide for monthly payments of principal and interest on an amortized basis.

On January 23, 2007, the Company closed on the purchase of a Hampton Inn hotel in Tupelo, Mississippi, which contains 96 rooms and began operations in 1994. The gross purchase price of the hotel was $5.2 million. In connection with the acquisition, the Company assumed an existing mortgage obligation on the property of $4.1 million. The mortgage has an interest rate of 5.90%, requires monthly payments on an amortizing basis, and matures in March 2016.

In February 2007, the Company declared and paid $2.9 million or $.073334 per common share, in a distribution to its common shareholders. The Company also closed on an additional 3.2 million Units, representing gross proceeds of $35.5 million and proceeds net of selling and marketing costs of $32.0 million.

On February 21, 2007, the Company purchased a Homewood Suites hotel in Miami, Florida which contains 159 rooms. The hotel began operations in 2000, and had a gross purchase price of $24.3 million. In connection with the hotel purchase, the Company assumed a mortgage obligation of $9.8 million, with a stated interest rate of 6.50% and a maturity date in July 2013, in connection with the Miami, Florida Homewood Suites hotel.

On February 22, 2007, the Company purchased a Residence Inn hotel in Highlands Ranch, Colorado. The 117 room hotel was purchased at a gross purchase price of $19.0 million, and began operations in 1996. The Company assumed a mortgage obligation of $11.6 million, with a stated interest rate of 5.94% and a maturity date in June 2016, in connection with the hotel purchase.

On March 7, 2007, the Company purchased a Homewood Suites hotel in Cranford, New Jersey containing 108 rooms. The hotel, which began operations in 2000, had a gross purchase price of $13.5 million. Additionally on March 7, 2007, in a separate transaction, the Company purchased a Homewood Suites hotel in Mahwah, New Jersey which contains 110 rooms. The hotel, which began operations in 2001, had a gross purchase price of $19.5 million.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Critical Accounting Policies

The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties is less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is evaluating the impact, if any, of this interpretation.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at December 31, 2006, of $44.6 million, every 100 basis points change in interest rates will impact the Company’s net income by $446 thousand, all other factors remaining the same. Additionally, the Company will be exposed to changes in short term money market rates should it have outstanding borrowings under its line of credit debt facility, which has an interest rate tied to the London Inter-Bank Offered Rate (LIBOR). Based on the Company’s $18.0 million outstanding balance due under this facility at December 31, 2006, every 100 basis point change in interest rates will impact the Company’s net income by approximately $180 thousand, all other factors remaining the same.

In addition to its $18.0 million outstanding balance under its line of credit facility, the Company has also assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding under the fixed rate notes payable approximated the book value of $31.3 million at December 31, 2006, which is included in the Company’s financial statements. The following table summarizes the annual maturities and average interest rates of the Company’s variable rate and fixed rate notes payable outstanding at December 31, 2006.

(000’s)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Market Value
Maturities	$18,711	$755	$807	$856	$916	$26,665	$48,710	$49,292
Average Interest Rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple REIT Seven, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006 and for the period from May 26, 2005 (initial capitalization) to December 31, 2005. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and for the period from May 26, 2005 (initial capitalization) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2007

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $3,073 and $-, respectively	$347,092	$—
Cash and cash equivalents	44,604	50
Restricted cash-furniture, fixtures and other escrows	2,809	—
Due from third party manager, net	2,434	—
Other assets, net	12,947	473

TOTAL ASSETS	$409,886	$523

LIABILITIES
Notes payable	$49,292	$400
Accounts payable and accrued expenses	6,472	152

TOTAL LIABILITIES	55,764	552

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 37,045,297 and 10 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 37,045,297 and 10 shares, respectively	363,239	—
Distributions greater than net income, and retained deficit	(9,141)	(53)

TOTAL SHAREHOLDERS’ EQUITY	354,122	(29)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,886	$523

See notes to consolidated financial statements.

Note: The company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year ended December 31, 2006	For the period May 26, 2005 (initial capitalization) through December 31, 2005
Revenues:
Room revenue	$18,800	$—
Other revenue	1,545	—

Total revenue	20,345	—
Expenses:
Operating expense	5,404	—
Hotel administrative expense	1,657	—
Sales and marketing	1,776	—
Utilities	1,052	—
Repair and maintenance	874	—
Franchise fees	847	—
Management fees	619	—
Taxes, insurance and other	1,472	—
General and administrative	1,988	40
Depreciation expense	3,073	—

Total expenses	18,762	40

Operating income (loss)	1,583	(40)

Interest income	2,151
Interest expense	(296)	(13)

Net income (loss)	$3,438	$(53)

Basic and diluted net income per common share	$0.23	$(5,251.30)

Weighted average common shares outstanding—basic and diluted	15,152	—

Distributions declared per common share	$0.66	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands except per share data)

	Common Stock		Series B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization at May 26, 2005	—	$—	240	$24	$—	$24
Net loss	—	—	—	—	(53)	(53)

Balance at December 31, 2005	—	—	240	24	(53)	(29)
Net proceeds from the sale of common shares	37,045	363,239	—	—	—	363,239
Net income	—	—	—	—	3,438	3,438
Cash distributions declared and paid to shareholders ($.66 per share)	—	—	—	—	(12,526)	(12,526)

Balance at December 31, 2006	37,045	$363,239	240	$24	$(9,141)	$354,122

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2006	For the period May 26, 2005 (initial capitalization) through December 31, 2005
Cash flow provided by operating activities:
Net income (loss)	$3,438	$(53)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation of real estate owned	3,073	—
Amortization of deferred financing costs and fair value adjustments	40	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase in funds due from third party managers	(2,153)	—
Increase in other assets	(295)	—
Increase in accounts payable and accrued expenses	1,055	42

Net cash provided (used) by operating activities	5,158	(11)

Cash flow from investing activities:
Cash paid for the acquisition of hotel properties	(318,076)	—
Deposits and other disbursements for the potential acquisition of hotel properties	(10,131)	—
Capital improvements	(81)	—
Net increase in cash restricted for property improvements	(36)	—

Net cash used in investing activities	(328,324)	—

Cash flow from financing activities:
Proceeds from note payable	18,000	400
Payment of financing costs	(974)	—
Repayment of notes payable	(420)	—
Net proceeds (disbursements) related to issuance of common and preferred stock	363,640	(363)
Cash distributions paid to common shareholders	(12,526)	—

Net cash provided by financing activities	367,720	37

Increase in cash and cash equivalents	44,554	26

Cash and cash equivalents, beginning of period	50	24

Cash and cash equivalents, end of period	$44,604	$50

Supplemental information:
Interest paid	$73	$11

Non-cash transactions:
Notes payable assumed in acquisitions	$30,730	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc. (the “Company”) is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company has no foreign operations or assets and its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities.

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at one institution, Wachovia Bank, N.A, and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party owned by Glade M. Knight, Chairman, CEO and President of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture, fixtures and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. Other than the ground lease for the Seattle, Washington Courtyard hotel discussed in Note 9, there has been no allocation of purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

As of December 31, 2006, the Company had incurred approximately $41.9 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on March 15, 2006 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $45.0 million. As of December 31, 2006, the Company had closed on additional sales of 32,283,392 Units at $11.00 per Unit, with total proceeds net of commissions of approximately $364.6 million.

Comprehensive Income

The Company recorded no comprehensive income other than net income during the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2006 or 2005. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares (see Note 4).

Federal Income Taxes

The Company is operated as, and will annually elect to be taxed as, a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2006 distributions of $0.66 per share for tax purposes was 63% ordinary income and 37% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2006, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $2.0 million as of December, 31, 2006. The net operating loss carry forward will expire in 2026. There are no material differences between the book basis and tax basis of the Company’s assets.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (as revised), Share-Based Payment. Statement No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires all share-based payments to employees or directors, including grants of stock options, to be recognized in the income statement based on a determination of their fair value. The adoption of Statement No. 123 (as revised) had no material impact on the Company’s results of operations or financial position for any period presented, and no restatement of any prior period financial statements was required. During the year ended December 31, 2006, the Company granted a total of 15,634 stock options to its non-employee Directors; an expense of $15 thousand was recorded upon issuance of the stock options.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Summary of Significant Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is evaluating the impact, if any, of this interpretation.

Note 2

Investments in Real Estate

As of December 31, 2006, the Company owned 18 hotels consisting of five Hilton Garden Inn hotels, two Residence Inn hotels, four Courtyard hotels, six Homewood Suites hotels and one Hampton Inn hotel. The hotels are located in various states and, in aggregate, consist of 2,291 rooms.

Investment in hotels consisted of the following (in thousands):

December 31, 2006
Land	$30,826
Building and Improvements	306,579
Furniture, Fixtures and Equipment	12,760

350,165
Less Accumulated Depreciation	(3,073)

Investments in Real Estate, net	$347,092

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000

			Total	2,291	$339,329

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $6.8 million, as a commission to ASRG.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

The Company entered into an unsecured line of credit facility for working capital and short-term acquisition funding in December 2006. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, totaling $150 million, and has a scheduled maturity in December 2007. In conjunction with the acquisition of two hotels in December 2006, the Company utilized the line of credit by borrowing $18.0 million to fund a portion of the aggregate gross purchase price. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate, which was approximately 5.34% at December 31, 2006) plus 2.0%. Payments of interest only are due monthly under terms of the credit agreement. The principal amount outstanding under the line of credit at December 31, 2006 was repaid in full in January 2007.

During 2006, the Company also assumed approximately $29.8 million of debt secured by first mortgage notes on two of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $928 thousand in connection with the Omaha, Nebraska Courtyard hotel. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each note payable. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2006
Omaha, NE	Courtyard	6.79%	1/01/14	$12,658	$12,638
Omaha, NE	Courtyard	8.50%	6/01/12	928	928
New Orleans, LA	Homewood Suites	5.85%	10/01/14	17,144	17,144

			Total	$30,730	$30,710

The aggregate amounts of principal payable under the Company’s credit facility and mortgage obligations, for the five years subsequent to December 31, 2006 are as follows (in thousands):

Total
2007	$18,711
2008	755
2009	807
2010	856
2011	916
Thereafter	26,665

48,710
Fair Value Adjustment of Assumed Debt	582

Total	$49,292

A fair value adjustment was recorded upon the assumption of an above market rate mortgage loan in connection with one of the Company’s hotel acquisitions. This premium will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rate on the applicable debt obligation assumed was 5.92%. The total adjustment to interest expense was $14 thousand for the year ended December 31, 2006, and the unamortized balance of the fair value adjustment at December 31, 2006 was $582 thousand.

During 2006, the Company incurred loan origination costs related to the origination of its line of credit facility and the assumption of mortgage obligations on purchased hotels, totaling approximately $1.0 million. Such costs are being amortized over the period to maturity of the applicable credit facility or mortgage loan, as an addition to interest expense. Amortization of such costs totaled $39 thousand for the year ended December 31, 2006.

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-125546) filed March 3, 2006. The Company began its best-efforts offering (the “Offering”) of Units on March 15, 2006, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

(2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc. (“ASA”), or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2006, if a triggering event had occurred, expense would have ranged from $0 to $25.6 million.

The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in March 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding at the end of the previous calendar year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. No redemptions occurred during the year ended December 31, 2006, or from the period from May 26, 2005, the Company’s initial capitalization, through December 31, 2005.

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Note 5

Stock Incentive Plans

During 2006, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 626,100 based on the number of shares issued as of December 31, 2006. The options expire 10 years from the date of grant.

During 2006, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 1,528,106 based on the number of shares issued as of December 31, 2006.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of the grant. The options expire 10 years from the date of the grant. During 2006, the Company granted options to purchase 15,634 Units under the Non-Employee Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company granted no options under the Non-Employee Directors Plan during 2005, and granted no options under the Incentive Plan during 2006 and 2005. Activity in the Company’s share option plan during 2006 is summarized in the following table:

Year ended December 31, 2006
Outstanding, beginning of year:	—
Granted	15,634
Exercised	—
Expired or canceled	—

Outstanding, end of year:	15,634

Exercisable, end of year:	15,634

The weighted-average exercise price:	$11.00

Note 6

Management and Franchise Agreements

Each of the Company’s 18 hotels owned at December 31, 2006 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (1), Dimension Development Company (“Dimension”) (2), Hilton Hotels Corporation (“Hilton”) (1), Western International (“Western”) (3), Larry Blumberg & Associates (“LBA”) (7), White Lodging Services Corporation (“WLS”) (2), or Inn Ventures, Inc. (“Inn Ventures”) (2). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the period ended December 31, 2006 the Company incurred approximately $619 thousand in management fee expense.

Dimension, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (including the hotel managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 14 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the year ended December 31, 2006 the Company incurred approximately $847 thousand in franchise fee expense.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2006, total payments to ASRG for services under the terms of this contract were $6.8 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality

Two, Inc. (“AHT”) to provide these services. Expenses relating to this agreement were approximately $837 thousand in 2006, and $39 thousand in 2005.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), and other real estate investment trusts. Members of the Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and/or Apple Hospitality Five, Inc.

During 2006 the Company assumed the rights under four contracts for the purchase of the hotels in Houston, Brownsville and Stafford, Texas and Miami, Florida (Courtyard) from Apple REIT Six, Inc. Mr. Knight is Chairman and CEO of Apple REIT Six, Inc. The assumptions were completed at no cost or profit to the Company other than the costs under the original contracts.

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2006, is presented as if the acquisitions of the Company’s 18 hotels owned at December 31, 2006 had occurred on the latter of January 1, 2006 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. The Company’s hotel in Houston, Texas opened in April 2006; the hotel in Brownsville, Texas opened in June 2006; the hotel in Stafford, Texas opened in August 2006; the hotel in Hattiesburg, Mississippi opened in October 2006, and the Homewood Suites hotel in Huntsville, Alabama opened in October 2006. Amounts are in thousands except per share.

Year ended December 31, 2006
Hotel revenues	$68,197
Net income	$11,686
Net income per share-basic and diluted	$0.37

The pro forma information reflects adjustments for actual revenues and expenses of the 18 hotels acquired in 2006 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Note 9

Commitments

At December 31, 2006, the Company had outstanding contracts regarding the purchase of 19 additional hotels. Ten of the 19 hotels were under construction at that date, with expected completion dates ranging through the end of 2007. The other nine hotels are expected to close during the first six months of 2007. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms, refundable deposits paid and gross purchase price for each hotel (dollar amounts in thousands):

Location	Brand	Rooms	Deposits	Gross Purchase Price
Tupelo, MS	Hampton Inn	96	$200	$5,245
Cranford, NJ	Homewood Suites	108	500	13,500
Mahwah, NJ	Homewood Suites	110	500	19,500
Miami, FL	Homewood Suites	159	500	24,300
Highlands Ranch, CO	Residence Inn	117	500	19,000
Highlands Ranch, CO	Hilton Garden Inn	128	500	20,500
Agoura Hills, CA	Homewood Suites	125	500	25,250
San Diego, CA	Hampton Inn	177	500	42,000
San Diego, CA	Residence Inn	121	500	32,500
Provo, UT	Residence Inn	114	500	11,250
Prattville, AL	Courtyard	84	250	9,303
Trussville, AL	Courtyard	84	250	9,510
Miami FL	Courtyard	118	300	15,000

Location	Brand	Rooms	Deposits	Gross Purchase Price
Vancouver, WA	Springhill Suites	119	500	15,750
Macon, GA	Hilton Garden Inn	101	200	10,660
Tucson, AZ	Residence Inn	124	832	16,640
El Paso, TX	Homewood Suites	114	770	15,390
San Antonio, TX	TownPlace Suites	106	596	11,925
San Antonio, TX	TownPlace Suites	123	692	13,838

	Total	2,228	$9,090	$331,061

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits for hotels under contract in “Other assets, net” in the Company’s Consolidated Balance Sheets and in “Deposits and other disbursements for the potential acquisition of hotel properties” in the Company’s Consolidated Statements of Cash Flows.

In connection with the Company’s acquisition of a Residence Inn in Seattle, Washington, the Company assumed an existing land lease. The land lease extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the time of the hotel acquisition, the Company recorded a land lease liability of $2.4 million. This liability will be amortized over the life of the lease, and is included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2006. The aggregate amounts of the estimated minimum lease payments pertaining to the Seattle, Washington land lease, for the five years subsequent to December 31, 2006 are as follows (in thousands):

Total
2007	$441
2008	441
2009	516
2010	531
2011	531
Thereafter	44,431

Total	$46,891

Note 10

Subsequent Events

In January 2007, the Company declared and paid $2.7 million or $.073334 per common share, in a distribution to its common shareholders. The Company also closed on an additional 2.9 million Units, representing gross proceeds of $31.6 million and proceeds net of selling and marketing costs of $28.4 million.

On January 16, 2007, the Company entered into four separate contracts regarding the potential purchase of four hotels. The purchase contracts are for a 79 room Fairfield Inn, located in Columbus, Georgia, with a purchase price of $7.3 million; a 63 room Fairfield Inn, located in Dothan, Alabama, with a purchase price of $4.6 million; a 78 room Courtyard, located in Lakeland, Florida, with a purchase price of $9.8 million; and a 79 room Fairfield Inn, located in Tallahassee, Florida, with a purchase price of $6.7 million. The initial refundable deposit under each separate purchase contract was $100 thousand. The purchase contracts provide for the Company assuming existing mortgage loans secured by three of the hotels under contract. The aggregate outstanding balance for these loans is approximately $9.4 million. The loans have annual fixed interest rates ranging from 6.80% to 7.35%, and maturity dates ranging form March 2008 to January 2013. All loans provide for monthly payments of principal and interest on an amortized basis.

On January 23, 2007, the Company closed on the purchase of a Hampton Inn hotel in Tupelo, Mississippi, which contains 96 rooms and began operations in 1994. The gross purchase price of the hotel was $5.2 million. In connection with the acquisition, the Company assumed an existing mortgage obligation on the property of $4.1 million. The mortgage has an interest rate of 5.90%, requires monthly payments on an amortizing basis, and matures in March 2016.

In February 2007, the Company declared and paid $2.9 million or $.073334 per common share, in a distribution to its common shareholders. The Company also closed on an additional 3.2 million Units, representing gross proceeds of $35.5 million and proceeds net of selling and marketing costs of $32.0 million.

On February 21, 2007, the Company purchased a Homewood Suites hotel in Miami, Florida which contains 159 rooms. The hotel began operations in 2000, and had a gross purchase price of $24.3 million. In connection with the hotel purchase, the Company assumed a mortgage obligation of $9.8 million, with a stated interest rate of 6.50% and a maturity date in July 2013.

On February 22, 2007, the Company purchased a Residence Inn hotel in Highlands Ranch, Colorado. The 117 room hotel was purchased at a gross purchase price of $19.0 million, and began operations in 1996. The Company assumed a mortgage obligation of $11.6 million, with a stated interest rate of 5.94% and a maturity date in June 2016, in connection with the hotel purchase.

On March 7, 2007, the Company purchased a Homewood Suites hotel in Cranford, New Jersey containing 108 rooms. The hotel, which began operations in 2000, had a gross purchase price of $13.5 million. Additionally on March 7, 2007, in a separate transaction, the Company purchased a Homewood Suites hotel in Mahwah, New Jersey which contains 110 rooms. The Mahwah hotel began operations in 2001, and had a gross purchase price of $19.5 million.

Note 11

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels have similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2006. Income per share for the four quarters in 2006 is non-additive in comparison to income per share for the year ended December 31, 2006 due to the timing and size of the Company’s monthly Unit issuances during the period from April 2006 through December 2006.

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$1,672	$6,364	$12,309
Net income	$11	$118	$1,690	$1,619
Basic and diluted income per common share	$0.01	$0.01	$0.09	$0.05
Distributions declared and paid per share	$—	$0.22	$0.22	$0.22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

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

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Items 401, 405, 406 and 407 (c) (3), (d) (4) and (d) (5) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2007 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407 (e) (4) and (e) (5) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2007 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2007 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Items 404 and 407 (a) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2007 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2007 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Seven, Inc.

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the year ended December 31, 2006 and the period May 26, 2005 (initial capitalization) through December 31, 2005.

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006 and the period May 26, 2005 (initial capitalization) through December 31, 2005.

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the period May 26, 2005 (initial capitalization) through December 31, 2005.

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2006

(dollars in thousands)

			Initial Cost		Subsequently Capitalized
Description	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Houston, Texas	Residence Inn	$—	$1,095	$13,015	$25	$14,135	$(341)	2006	Apr-06	3 -39 yrs.	129
San Diego, California	Hilton Garden Inn	—	5,021	30,345	2	35,368	(642)	2004	May-06	3 -39 yrs.	200
Brownsville, Texas	Courtyard	—	1,135	7,739	—	8,874	(150)	2006	Jun-06	3 -39 yrs.	90
Stafford, Texas	Homewood Suites	—	501	7,575	5	8,081	(112)	2006	Aug-06	3 -39 yrs.	78
Montgomery, Alabama	Homewood Suites	—	977	10,027	3	11,007	(134)	2004	Aug-06	3 -39 yrs.	91
Montgomery, Alabama	Hilton Garden Inn	—	765	9,954	5	10,724	(127)	2003	Aug-06	3 -39 yrs.	97
Troy, Alabama	Hampton Inn	—	501	5,861	12	6,374	(84)	2003	Aug-06	3 -39 yrs.	82
Auburn, Alabama	Hilton Garden Inn	—	643	9,870	5	10,518	(119)	2001	Aug-06	3 -39 yrs.	101
Huntsville, Alabama	Hilton Garden Inn	—	740	9,884	4	10,628	(140)	2005	Aug-06	3 -39 yrs.	101
Seattle, Washington	Residence Inn	—	—	60,485	9	60,494	(575)	1991	Sep-06	3 -39 yrs.	234
Sarasota, Florida	Homewood Suites	—	1,785	12,271	—	14,056	(133)	2005	Sep-06	3 -39 yrs.	100
Hattiesburg, Mississippi	Courtyard	—	876	8,900	—	9,776	(76)	2006	Oct-06	3 -39 yrs.	84
Huntsville, Alabama	Homewood Suites	—	1,092	10,883	—	11,975	(96)	2006	Oct-06	3 -39 yrs.	107
Omaha, Nebraska	Courtyard	12,638	2,736	19,532	1	22,269	(87)	1999	Nov-06	3 -39 yrs.	181
Cincinnati, Ohio	Homewood Suites	—	556	6,817	—	7,373	(21)	2005	Dec-06	3 -39 yrs.	76
Rancho Bernardo, California	Courtyard	—	4,664	32,239	—	36,903	(83)	1987	Dec-06	3 -39 yrs.	210
New Orleans, Louisiana	Homewood Suites	17,144	4,582	39,468	—	44,050	(93)	2002	Dec-06	3 -39 yrs.	166
Ronkonkoma, New York	Hilton Garden Inn	—	3,157	24,393	—	27,550	(60)	2003	Dec-06	3 -39 yrs.	164
Construction in Progress					10	10

		$29,782	$30,826	$319,258	$81	$350,165	$(3,073)				2,291

Real estate owned:	2006	Accumulated depreciation:	2006
Balance as of January 1	$—	Balance as of January 1	$—
Acquisitions	350,084	Depreciation expense	(3,073)
Improvements	81

Balance as of December 31	$350,165	Balance as of December 31	$(3,073)

(1)	The cost basis for Federal Income Tax purposes approximates the cost basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 7, 2007
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight, Director

By:	/s/ Glenn W. Bunting	Date: March 7, 2007
Glenn W. Bunting, Director

By:	/s/ Kenneth W. Colton	Date: March 7, 2007
Kenneth W. Colton, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.3	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

5.1	Opinion of McGuireWoods LLP as to the legality of the securities being registered. (Incorporated by reference to Exhibit 5.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

8.1	Opinion of McGuireWoods LLP as to certain tax matters. (Incorporated by reference to Exhibit 8.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.1	Advisory Agreement between the Registrant and Apple Seven Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.3	Apple REIT Seven, Inc. 2005 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006) *

10.4	Apple REIT Seven, Inc. 2005 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)*

10.5	Guaranty and Reimbursement Agreement made by Glade M. Knight. (Incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.6	Purchase Contract dated as of September 29, 2004 between Midway Eldridge Hotel Partners, L.P. and Apple Six Hospitality, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.7	Assignment of Contract dated as of April 25, 2006 between Apple Six Hospitality, Inc., and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.7 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.8	Management Agreement dated as of April 26, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.8 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.9	Residence Inn by Marriott Relicensing Agreement dated as of April 26, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.9 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.10	Hotel Lease Agreement effective as of April 26, 2006 between Apple Seven Hospitality Texas, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.10 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.11	Purchase Contract dated as of April 27, 2006 between Briggs Renewal Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.12	Purchase Contract dated as of March 6, 2006 between Hospitality Ventures DMCY, LLC and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.13	Assignment of Contract dated as of April 27, 2006 between Apple Six Hospitality Ownership, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of March 9, 2006 between Bernardo Ventures and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.15	Assignment of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of April 11, 2006 between Apple Suites Realty Group, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.16	Management Agreement dated as of May 9, 2006 between Inn Ventures, Inc. and Apple Seven Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.17	Franchise License Agreement dated as of May 9, 2006 between Hilton Hotels Corporation and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.18	Schedule of information for an additional and substantially identical Hotel Lease Agreement dated as of May 9, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.18 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.19	Purchase Contract dated as of June 21, 2005 between BMC Hotel Property, LTD and Apple Six Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.19 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.20	Assignment of Contract dated as of June 6, 2006 between Apple Six Hospitality Texas, L.P. and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.20 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.21	Management Agreement dated as of June 6, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.21 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.22	Schedule of information for an additional and substantially identical Hotel Lease Agreement effective as of June 6, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.22 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.23	Courtyard by Marriott Relicensing Agreement dated as of June 19, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.23 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.24	Purchase Contract dated as of June 27, 2006 between Napstak II, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant’s Post-Effective Amendment No.

1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.25	Purchase Contract dated as of June 27, 2006 between Lake Union Hotel Associates Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.26	Purchase Contract dated as of June 29, 2006 among Montgomery Hotels LLC; Montgomery Hotels II, LLC; Troy Hotels, LLC; Auburn Hotels, L.L.C.; Huntsville Hotel I, LLC; HoPo/Tupelo Hotels LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.27	Purchase Contract dated as of June 29, 2006 between IRNM Hotel Investors, L.L.C and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.28	Master Purchase Agreement dated as of September 27, 2006 among Apple Seven Hospitality Ownership, Inc. and the parties named therein. (Incorporated by reference to Exhibit 10.28 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.29	Purchase Contract dated as of September 27, 2006 between Sunbelt-CTR, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.30	Purchase Contract dated as of September 27, 2006 between Sunbelt-CPA, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.31	Purchase Contract dated as of September 27, 2006 between Sunbelt-CHM, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.32	Agreement of Purchase and Sale dated October 17, 2006 by and between RGT-HB San Diego, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.33	Agreement of Purchase and Sale dated October 17, 2006 by and between Barrone Hotel Investors, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.34	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-Rancho B. Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.35	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-SD Provo, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.36	Agreement of Purchase and Sale dated October 17, 2006 by and between FTRC Hotel Partners, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.37	Agreement of Purchase and Sale dated October 17, 2006 by and between Coachman Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.38	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-HR Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.39	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-BL Associates, L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.40	Agreement of Purchase and Sale dated October 17, 2006 by and between Mahwah Hotel, LLC and Apple

Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.41	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-CO Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.42	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-AH Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.43	Purchase Contract dated October 30, 2006 by and between Linchris Hotel Partners of L.I., LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.44	Purchase Contract dated November 3, 2006 by and between Tucairri Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.44 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.45	Purchase Contract dated November 3, 2006 by and between HWELP Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.46	Purchase Contract dated November 3, 2006 by and between SATX-TPS-NW Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.46 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.47	Purchase Contract dated November 3, 2006 by and between SAT-TPS-AIR Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.48	Loan Agreement dated December 14, 2006 by and between Wachovia Bank, N.A. and Apple REIT Seven Inc. (Incorporated by reference to Exhibit 10.48 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.49	Purchase Contract dated January 16, 2007 by and between Sunbelt-Columbus, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.50	Purchase Contract dated January 16, 2007 by and between Blumberg-Dothan Motel, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.51	Purchase Contract dated January 16, 2007 by and between Sunbelt-Lakeland., L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.52	Purchase Contract dated January 16, 2007 by and between Sunbelt-Tallahassee, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

21.1	Subsidiaries of the Registrant (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.