Form 10-Q
period 2007-03-31
Apple REIT Seven, Inc.
filed 2007-05-03
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52585

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

As of May 1, 2007 there were 52,092,320 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

INDEX
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2007 and December 31, 2006	3

	Consolidated Statement of Operations - For the three months ended March 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows - For the three months ended March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)
Item 1a.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	23

Signatures		24

Certifications		25

This Form 10-Q includes references to certain trademarks or service marks. The Springhill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott and Residence Inn® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $5,831 and $3,073, respectively	$449,975	$347,092
Cash and cash equivalents	48,558	44,604
Restricted cash-furniture, fixtures and other escrows	4,517	2,809
Due from third party managers	5,707	2,434
Other assets, net	10,782	12,947

TOTAL ASSETS	$519,539	$409,886

LIABILITIES
Notes payable	$57,086	$49,292
Accounts payable and accrued expenses	4,386	6,472

TOTAL LIABILITIES	61,472	55,764

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 47,965,726 and 37,045,297 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 47,965,726 and 37,045,297 shares, respectively	471,188	363,239
Distributions greater than net income	(13,145)	(9,141)

TOTAL SHAREHOLDERS’ EQUITY	458,067	354,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,539	$409,886

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Room revenue	$20,804	$—
Other revenue	1,651	—

Total revenue	22,455	—

Expenses:
Operating expense	5,344	—
Hotel administrative expense	1,602	—
Sales and marketing	1,790	—
Utilities	995	—
Repair and maintenance	916	—
Franchise fees	848	—
Management fees	720	—
Taxes, insurance and other	1,568	—
General and administrative	675	65
Depreciation expense	2,758	—

Total expenses	17,216	65

Operating income (loss)	5,239	(65)

Interest income	425	82
Interest expense	(861)	(6)

Net income	$4,803	$11

Basic and diluted earnings per common share	$0.12	$0.01

Weighted average shares outstanding; basic and diluted	40,848	955

Distributions declared and paid per per common share	$0.22	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Cash flow from operating activities:
Net income	$4,803	$11
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	2,758	—
Amortization of deferred financing costs and fair value adjustments	182	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(3,221)	—
Increase in other operating assets	(144)	(53)
Increase in accrued operating expenses and accounts payable	41	2

Net cash provided (used) by operating activities	4,419	(40)

Cash flow from investing activities:
Cash paid for the acquistion of hotel properties	(79,986)	—
Deposits and other disbursements for potential acquisition of hotel properties	(762)	—
Capital improvements	(297)	—

Net cash used in investing activities	(81,045)	—

Cash flow from financing activities:
Net proceeds related to issuance of common and preferred stock	107,938	57,440
Cash distributions paid to shareholders	(8,808)	—
Payment of financing costs related to loan assumptions	(365)	—
Payment of notes payable	(18,185)	(400)

Net cash provided by financing activities	80,580	57,040

Net increase in cash and cash equivalents	3,954	57,000

Cash and cash equivalents, beginning of period	44,604	50

Cash and cash equivalents, end of period	$48,558	$57,050

Non-cash transactions: notes payable assumed in acquisitions	$26,006	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2006 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2007.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three months ended March 31, 2007 and 2006. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of March 31, 2007, the Company had sold 48.0 million Units for gross proceeds of $525.2 million and proceeds net of offering costs of $471.2 million.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.

Note 2

Investments in Real Estate

The Company has purchased six hotels in 2007. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tupelo, MS	Hampton Inn	LBA	$5,245	96	01/23/07

Miami, FL	Homewood Suites	Dimension	24,300	159	02/21/07

Highlands Ranch, CO	Residence Inn	Dimension	19,000	117	02/22/07

Cranford, NJ	Homewood Suites	Dimension	13,500	108	03/07/07

Mahwah, NJ	Homewood Suites	Dimension	19,500	110	03/07/07

Highlands Ranch, CO	Hilton Garden Inn	Dimension	20,500	128	03/09/07

			$102,045	718

The Company assumed approximately $25.5 million of mortgage indebtedness during the first quarter of 2007, associated with three of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed
Tupelo, MS	Hampton Inn	5.90%	3/1/2016	$4,110

Miami, FL	Homewood Suites	6.50%	7/1/2013	9,820

Highlands Ranch, CO	Residence Inn	5.94%	6/1/2016	11,550

				$25,480

The purchase price net of debt assumed was funded by the Company’s ongoing offering of Units. Additionally, the Company used proceeds from its ongoing offering of Units to pay 2% of the aggregate gross purchase price for the six hotels purchased in the first three months of 2007, totaling $2.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in real estate properties.

Fair value adjustments were recorded upon the acquisition of two above market rate mortgage loans in the first quarter of 2007. The premium will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The unamortized balance of the fair value adjustments for the two loans totaled approximately $520 thousand at March 31, 2007.

At March 31, 2007, the Company’s investment in real estate consisted of the following (in thousands):

Land	$45,515
Building and Improvements	395,013
Furniture, Fixtures and Equipment	15,278

455,806
Less Accumulated Depreciation	(5,831)

Investment in Real Estate, net	$449,975

As of March 31, 2007, the Company has entered into purchase contracts for 17 additional hotels. Nine of the hotels were under construction as of March 31, 2007, with completion expected within the next nine months. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of March 31, 2007, and in deposits and other disbursements for potential acquisition of hotel properties in the consolidated statement of cash flows. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number Of Rooms
Agoura Hills, CA	Homewood Suites	$25,250	$500	125
San Diego, CA	Hampton Inn	42,000	500	177
San Diego, CA	Residence Inn	32,500	500	121
Provo, UT	Residence Inn	11,250	500	114
Prattville, AL	Courtyard	9,304	250	84
Trussville, AL	Courtyard	9,510	250	84
Miami, FL	Courtyard	15,000	300	118
Vancouver, WA	SpringHill Suites	15,750	500	119
Macon, GA	Hilton Garden Inn	10,660	200	101
Tucson, AZ	Residence Inn	16,640	832	124
El Paso, TX	Homewood Suites	15,390	770	114
San Antonio, TX	TownePlace Suites	11,925	596	106
San Antonio, TX	TownePlace Suites	13,838	692	123
Columbus, GA	Fairfield Inn	7,333	100	79
Dothan, AL	Fairfield Inn	4,584	100	63
Lakeland, FL	Courtyard	9,805	100	78
Tallahassee, FL	Fairfield Inn	6,647	100	79

Total		$257,386	$6,790	1,809

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. Through March 31, 2007, the Company has paid ASRG $8.8 million. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three month period ended March 31, 2007 were $377 thousand, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. Members of the Company’s Board of Director’s are also on the Board of Directors of AHT and/or Apple Hospitality Five, Inc.

Note 4

Line of Credit

The Company entered into an unsecured line of credit facility for working capital and short-term acquisition funding in December 2006. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, totaling $150 million, and has a scheduled maturity in December 2007. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate) plus 2.0%. In conjunction with the acquisition of two hotels in December 2006, the Company utilized the line of credit by borrowing $18.0 million to fund a portion of the aggregate purchase price. The principal amount borrowed under the line of credit was repaid in full in January 2007; there was no balance outstanding under the line of credit at March 31, 2007.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 500 million	12.11423
$ 550 million	13.31991
$ 600 million	14.52559
$ 650 million	15.73128
$ 700 million	16.93696
$ 750 million	18.14264
$ 800 million	19.34832
$ 850 million	20.55400
$ 900 million	21.75968
$ 950 million	22.96537
$ 1 billion	24.17104

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

Note 6

Pro Forma Information

The following unaudited pro forma information for the three months ended March 31, 2007, is presented as if the acquisitions of the six hotels acquired during the three months ended March 31, 2007 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. The Hilton Garden Inn hotel in Highlands Ranch, Colorado, which was purchased on March 9, 2007, is a newly constructed hotel and opened in March 2007.

(in thousands, except per share data)	For the three months ended March 31, 2007
Hotel revenues	$25,499
Net income	$4,827
Net income per share - basic and diluted	$0.12

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired as of March 31, 2007 for the respective period in operation during the three month period ended March 31, 2007 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) interest expense has been adjusted to reflect additional borrowings under its line of credit to fund acquisitions, as needed, in addition to eliminating prior owner’s debt not assumed by the Company, and (3) interest income has been reduced to reflect the use of cash balances to fund property purchases.

Note 7

Subsequent Events

On April 4, 2007, the Company entered into a purchase contract for the potential purchase of a Homewood Suites hotel in Memphis, Tennessee. The gross purchase price for the 140 room hotel is $11.1 million, and a refundable deposit of $100 thousand was paid by the Company in connection with the contract.

On April 16, 2007, the Company paid $.073334 per outstanding common share, totaling $3.5 million, in a dividend distribution to its common shareholders.

During April 2007, the Company closed on the issuance of 4.1 million Units, representing gross proceeds to the Company of $45.6 million and proceeds net of selling and marketing costs of $41.1 million. In addition, during April the Company redeemed 21,689 Units for $215 thousand, under the guidelines established by the Company’s Unit Redemption Program.

On April 24, 2007, the Company completed the purchase of a Courtyard hotel in Prattville, Alabama. The gross purchase price was $9.3 million for this newly opened hotel with 84 rooms.

On April 24, 2007, the Company completed the purchase of a Courtyard hotel in Lakeland, Florida. The gross purchase price was $9.8 million for this 78 room hotel. In connection with the purchase, the Company assumed an existing mortgage loan of $4.2 million. The mortgage loan has a maturity date of January 2013, and an interest rate of 6.8%.

On April 24, 2007, the Company completed the purchase of a Fairfield Inn hotel in Tallahassee, Florida. The gross purchase price was $6.6 million for this 79 room hotel. In connection with the purchase, the Company assumed an existing mortgage loan of $3.5 million. The mortgage loan has a maturity date of January 2013, and an interest rate of 6.8%.

On April 24, 2007, the Company completed the purchase of a Fairfield Inn hotel in Columbus, Georgia. The gross purchase price was $7.3 million for this 79 room hotel.

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

Overview

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 24 hotel properties as of March 31, 2007 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate. Initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common share and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 shares of Series B convertible preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results for the three months ended March 31, 2007.

(in thousands except statistical data)	Three months ended March 31, 2007	Percent of Revenue

Total revenues	$22,455	100%
Hotel direct expenses	12,215	54%
Taxes, insurance and other expense	1,568	7%
General and administrative expense	675	3%

Depreciation	2,758

Interest income	425
Interest expense	861
Number of hotels	24
Average Daily Rate (ADR)	$122
Occupancy	73%
RevPAR	$89

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 24 hotels the Company owned at March 31, 2007:

Location	Brand	Manager	Gross Purchase Price (000’s)	Rooms	Date of Purchase
Houston, TX	Residence Inn	Western	$13,600	129	04/27/06
San Diego, CA	Hilton Garden Inn	Inn Ventures	34,500	200	05/09/06
Brownsville, TX	Courtyard	Western	8,550	90	06/19/06
Stafford, TX	Homewood Suites	Western	7,800	78	08/15/06
Montgomery, AL	Homewood Suites	LBA	10,660	91	08/17/06
Montgomery, AL	Hilton Garden Inn	LBA	10,385	97	08/17/06
Troy, AL	Hampton Inn	LBA	6,130	82	08/17/06
Auburn, AL	Hilton Garden Inn	LBA	10,185	101	08/17/06
Huntsville, AL	Hilton Garden Inn	LBA	10,285	101	08/17/06
Seattle, WA	Residence Inn	Inn Ventures	56,173	234	09/01/06
Sarasota, FL	Homewood Suites	Promus Hotels	13,800	100	09/15/06
Hattiesburg, MS	Courtyard	LBA	9,455	84	10/05/06
Huntsville, AL	Homewood Suites	LBA	11,606	107	10/27/06
Omaha, NE	Courtyard	Marriott	23,100	181	11/04/06
Cincinnati, OH	Homewood Suites	White	7,100	76	12/01/06
Rancho Bernardo, CA	Courtyard	Dimension	36,000	210	12/12/06
New Orleans, LA	Homewood Suites	Dimension	43,000	166	12/15/06
Ronkonkoma, NY	Hilton Garden Inn	White	27,000	164	12/15/06
Tupelo, MS	Hampton Inn	LBA	5,245	96	01/23/07
Miami, FL	Homewood Suites	Dimension	24,300	159	02/21/07
Highlands Ranch, CO	Residence Inn	Dimension	19,000	117	02/22/07
Cranford, NJ	Homewood Suites	Dimension	13,500	108	03/07/07
Mahwah, NJ	Homewood Suites	Dimension	19,500	110	03/07/07
Highlands Ranch, CO	Hilton Garden Inn	Dimension	20,500	128	03/09/07

			$441,374	3,009

The total gross purchase price for all 24 hotels of $441.4 million was funded primarily by the Company’s ongoing best efforts offering of Units. The Company also assumed existing mortgage loans on five of the hotel properties purchased. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay $8.8 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Of the Company’s 24 hotels owned at March 31, 2007, six were purchased during the first quarter of 2007. The total gross purchase price for these six hotels, with a total of 718 rooms, was $102.0 million.

Results of Operations

During the period from the Company’s initial formation on May 26, 2005 to April 26, 2006, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition. A comparison of operations for the three month period ended March 31, 2007 to prior year results is therefore not meaningful. In general, the performance of the Company’s hotels during their initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel room revenue and related other revenue related to hotel operations. Hotel operations included in the consolidated statement of operations are for the Company’s 24 hotels acquired through March 31, 2007, for the respective period of ownership for each property. For the three month period ended March 31, 2007, the Company had total revenue of $22.5 million. For this three month period the hotels achieved combined average occupancy of approximately 73%, average daily rate (“ADR”) of $122 and revenue per available room (“RevPAR”) of $89. These rates are comparable with industry and brand averages, given the Company’s portfolio of hotel properties at March 31, 2007. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as ADR multiplied by the occupancy percentage.

Expenses

For the three month period ended March 31, 2007, hotel direct expenses of the Company’s hotels totaled $12.2 million. As a percentage of total revenue, hotel direct expenses were 54% of total revenue for the three month period ended March 31, 2007. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Taxes, insurance, and other expense for the three months ended March 31, 2007 totaled $1.6 million, representing 7% of total revenue for the period. General and administrative expense for the three months ended March 31, 2007 totaled $675 thousand. For the first quarter of 2007, general and administrative expenses represented 3% of total revenues.

Depreciation expense was $2.8 million for the first quarter of 2007. This amount represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three month period ended March 31, 2007, the Company recognized interest income of $425 thousand. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense during the three month period ended March 31, 2007 totaled $861 thousand, and primarily represents interest expense incurred on mortgage loans assumed on five hotel properties as of March 31, 2007.

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

From the Company’s initial capitalization on May 26, 2005 through March 31, 2007, the Company incurred costs of approximately $54.0 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of March 31, 2007, the Company has closed on a total of 48.0 million Units, representing gross proceeds and proceeds net of offering costs of approximately $525.2 million and $471.2 million, respectively.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first three months of 2007 totaled $8.8 million and were paid monthly at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was approximately $4.4 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available for the repair, replacement or refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2007, the Company held $4.3 million in restricted cash accounts for capital improvement purposes.

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

As of March 31, 2007, the Company had entered into purchase contracts for 17 additional hotels. Nine of these hotels were under construction as of March 31, 2007, with completion expected within the next nine months. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of March 31, 2007. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number Of Rooms

Agoura Hills, CA	Homewood Suites	$25,250	$500	125
San Diego, CA	Hampton Inn	42,000	500	177
San Diego, CA	Residence Inn	32,500	500	121
Provo, UT	Residence Inn	11,250	500	114
Prattville, AL	Courtyard	9,304	250	84
Trussville, AL	Courtyard	9,510	250	84
Miami, FL	Courtyard	15,000	300	118
Vancouver, WA	SpringHill Suites	15,750	500	119
Macon, GA	Hilton Garden Inn	10,660	200	101
Tucson, AZ	Residence Inn	16,640	832	124
El Paso, TX	Homewood Suites	15,390	770	114
San Antonio, TX	TownePlace Suites	11,925	596	106
San Antonio, TX	TownePlace Suites	13,838	692	123
Columbus, GA	Fairfield Inn	7,333	100	79
Dothan, AL	Fairfield Inn	4,584	100	63
Lakeland, FL	Courtyard	9,805	100	78
Tallahassee, FL	Fairfield Inn	6,647	100	79

Total		$257,386	$6,790	1,809

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. Through March 31, 2007, the Company has paid ASRG $8.8 million. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three months ended March 31, 2007 were $377 thousand, and are included in general and administrative expenses in the Company’s consolidated statement of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of AHT and of other real estate investment trusts. Members of the Company’s Board of Director’s are also on the Board of Directors of AHT and/or Apple Hospitality Five, Inc.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering made by this prospectus according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 500 million	12.11423
$ 550 million	13.31991
$ 600 million	14.52559
$ 650 million	15.73128
$ 700 million	16.93696
$ 750 million	18.14264
$ 800 million	19.34832
$ 850 million	20.55400
$ 900 million	21.75968
$ 950 million	22.96537
$ 1 billion	24.17104

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

Subsequent Events

On April 4, 2007, the Company entered into a purchase contract for the potential purchase of a Homewood Suites hotel in Memphis, Tennessee. The gross purchase price for the 140 room hotel is $11.1 million, and a refundable deposit of $100 thousand was paid by the Company in connection with the contract.

On April 16, 2007, the Company paid $.073334 per outstanding common share, totaling $3.5 million, in a dividend distribution to its common shareholders.

During April 2007, the Company closed on the issuance of 4.1 million Units, representing gross proceeds to the Company of $45.6 million and proceeds net of selling and marketing costs of $41.1 million. In addition, during April the Company redeemed 21,689 Units for $215 thousand, under the guidelines established by the Company’s Unit Redemption Program.

On April 24, 2007, the Company completed the purchase of a Courtyard hotel in Prattville, Alabama. The gross purchase price was $9.3 million for this newly opened hotel with 84 rooms.

On April 24, 2007, the Company completed the purchase of a Courtyard hotel in Lakeland, Florida. The gross purchase price was $9.8 million for this 78 room hotel. In connection with the purchase, the Company assumed an existing mortgage loan of $4.2 million. The mortgage loan has a maturity date of January 2013, and an interest rate of 6.8%.

On April 24, 2007, the Company completed the purchase of a Fairfield Inn hotel in Tallahassee, Florida. The gross purchase price was $6.6 million for this 79 room hotel. In connection with the purchase, the Company assumed an existing mortgage loan of $3.5 million. The mortgage loan has a maturity date of January 2013, and an interest rate of 6.8%.

On April 24, 2007, the Company completed the purchase of a Fairfield Inn hotel in Columbus, Georgia. The gross purchase price was $7.3 million for this 79 room hotel.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash and cash equivalent balances at March 31, 2007 of $48.6 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $486 thousand, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the current year based on the amount of proceeds raised and the timing and purchase price, net of any debt assumed, of property acquisitions. Additionally, the Company may be exposed to changes in short term money market rates should it have outstanding borrowings under its line of credit debt facility, which has an interest rate tied to the London Inter-Bank Offered Rate (LIBOR). The Company had no outstanding balance under this borrowing facility at March 31, 2007.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2007:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:
	4,761,905	Units	$10.50 per Unit	$50,000,000
	43,203,811	Units	$11 per Unit	475,241,924

Totals:	47,965,716	Units		$525,241,924

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission	$52,524,192
2.	Expenses of underwriters	—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4.	Fees and expenses of third parties	1,529,640

Total Expenses of Issuance and Distribution of Common Shares		54,053,832

Net Proceeds to the Company		$471,188,092

1.	Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$389,233,878

2.	Repayment of other indebtedness, including interest expense paid	1,359,157
3.	Working capital	71,492,390
4.	Fees to the following (all affiliates of officers of the Company):
	a. Apple Seven Advisors, Inc.	275,190
	a. Apple Suites Realty Group, Inc.	8,827,477
5.	Fees and expenses of third parties	—
6.	Other	—

Total of Application of Net Proceeds to the Company		$471,188,092

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.3	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.53	Agreement of Purchase and Sale dated April 4, 2007 by and between Hampton Inns, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to the registrant’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-125546) filed April 26, 2007)
31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Seven, Inc.

By:	/s/ Glade M. Knight	Date:	May 3, 2007
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date:	May 3, 2007
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)