Form 10-Q
period 2007-09-30
Apple REIT Seven, Inc.
filed 2007-11-02
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

As of November 1, 2007 there were 91,325,116 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott and Residence Inn® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn® , Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $14,480 and $3,073, respectively	$735,480	$347,092
Cash and cash equivalents	201,735	44,604
Restricted cash-furniture, fixtures and other escrows	10,308	2,809
Due from third party managers	8,137	2,434
Other assets, net	10,937	12,947

TOTAL ASSETS	$966,597	$409,886

LIABILITIES
Notes payable	$85,197	$49,292
Accounts payable and accrued expenses	7,359	6,472

TOTAL LIABILITIES	92,556	55,764

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 91,222,181 and 37,045,297 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,222,181 and 37,045,297 shares, respectively	899,216	363,239
Distributions greater than net income	(25,199)	(9,141)

TOTAL SHAREHOLDERS’ EQUITY	874,041	354,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$966,597	$409,886

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues:
Room revenue	$40,235	$5,895	$91,299	$7,445
Other revenue	2,635	469	6,395	591

Total revenue	42,870	6,364	97,694	8,036

Expenses:
Operating expense	10,368	1,590	23,594	2,021
Hotel administrative expense	2,977	467	6,835	617
Sales and marketing	3,231	532	7,602	684
Utilities	1,857	368	4,094	450
Repair and maintenance	1,777	231	4,025	300
Franchise fees	1,602	281	3,711	358
Management fees	1,546	180	3,373	224
Taxes, insurance and other	2,383	431	6,349	554
General and administrative	958	584	2,608	1,329
Depreciation expense	4,919	881	11,407	1,175

Total expenses	31,618	5,545	73,598	7,712

Operating income	11,252	819	24,096	324
Interest income	3,475	871	5,231	1,501
Debt extinguishment costs	(1,386)	—	(1,386)	—
Interest expense	(1,812)	—	(3,863)	(6)

Net income	$11,529	$1,690	$24,078	$1,819

Basic and diluted earnings per common share	$0.13	$0.09	$0.38	$0.18

Weighted average shares outstanding; basic and diluted	90,728	19,589	63,793	10,013
Distributions declared and paid per common share	$0.22	$0.22	$0.66	$0.44

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flow from operating activities:
Net income	$24,078	$1,819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned and other non-cash expenses	11,407	1,190
Amortization of deferred financing costs and fair value adjustments	538	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(5,456)	(1,944)
Decrease in other operating assets	62	280
Increase in accrued operating expenses and accounts payable	2,608	410

Net cash provided by operating activities	33,237	1,755
Cash flow used in investing activities:
Cash paid for the acquistion of hotel properties	(324,307)	(186,804)
Deposits and other disbursements for potential acquistion of hotel properties	(1,853)	(3,009)
Capital improvements	(3,871)	(8)
Additions to other non-hotel assets	(3,700)	—
Net decrease in cash restricted for property improvements	468	—

Net cash used in investing activities	(333,263)	(189,821)
Cash flow from financing activities:
Net proceeds related to issuance of common and preferred stock	536,512	255,510
Redemptions of common stock	(640)	—
Cash distributions paid to shareholders	(40,136)	(6,039)
Payment of financing costs related to loan assumptions	(1,091)	—
Payment of notes payable	(37,488)	(400)

Net cash provided by financing activities	457,157	249,071

Net increase in cash and cash equivalents	157,131	61,005
Cash and cash equivalents, beginning of period	44,604	50

Cash and cash equivalents, end of period	$201,735	$61,055

Non-cash transactions: notes payable assumed in acquisitions	$74,112	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2006 Annual Report on Form 10-K. Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2007.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (“Apple REIT Seven” or the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other selected real estate. The Company’s initial investment in and purchase of commercial real estate property occurred on April 27, 2006. The Company’s initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common stock and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 Series B convertible preferred shares were purchased by Mr. Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the nine months ended September 30, 2007 and 2006. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

In July 2007, the Company completed its “best-efforts” offering of Units by David Lerner Associates, Inc., which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. From the Company’s initial capitalization on May 26, 2005 through September 30, 2007, the Company sold 91.2 million Units for gross proceeds of $1.0 billion and proceeds net of offering costs of $898 million.

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

Note 2

Investments in Real Estate

During the nine months ended September 30, 2007, the Company completed the purchase of 23 hotels. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired during this period. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tupelo, MS	Hampton Inn	LBA	$5,245	96	1/23/2007
Miami, FL	Homewood Suites	Dimension	24,300	159	2/21/2007
Highlands Ranch, CO	Residence Inn	Dimension	19,000	117	2/22/2007
Cranford, NJ	Homewood Suites	Dimension	13,500	108	3/7/2007
Mahwah, NJ	Homewood Suites	Dimension	19,500	110	3/7/2007
Highlands Ranch, CO	Hilton Garden Inn	Dimension	20,500	128	3/9/2007
Columbus, GA	Fairfield Inn	LBA	7,333	79	4/24/2007
Tallahassee, FL	Fairfield Inn	LBA	6,647	79	4/24/2007
Lakeland, FL	Courtyard	LBA	9,805	78	4/24/2007
Prattville, AL	Courtyard	LBA	9,304	84	4/24/2007
Agoura Hills, CA	Homewood Suites	Dimension	25,250	125	5/8/2007
Memphis, TN	Homewood Suites	Hilton	11,100	140	5/15/2007
Dothan, AL	Fairfield Inn	LBA	4,584	63	5/16/2007
Vancouver, WA	SpringHill Suites	Inn Ventures	15,988	119	6/1/2007
San Diego, CA	Residence Inn	Dimension	32,500	121	6/13/2007
Provo, UT	Residence Inn	Dimension	11,250	114	6/13/2007
Macon, GA	Hilton Garden Inn	LBA	10,660	101	6/28/2007
San Antonio, TX	TownePlace Suites	Western	11,925	106	6/29/2007
Alexandria, VA	Courtyard	Marriott	36,997	176	7/13/2007
San Diego, CA	Hampton Inn	Dimension	42,000	177	7/19/2007
Addison, TX	SpringHill Suites	Marriott	12,500	159	8/10/2007
Boise, ID	SpringHill Suites	Inn Ventures	21,000	230	9/14/2007
San Antonio, TX	TownePlace Suites	Western	13,838	123	9/27/2007

			$384,726	2,792

The Company assumed approximately $72.3 million of mortgage indebtedness during the first nine months of 2007, associated with nine of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed
Tupelo, MS	Hampton Inn	5.90%	3/1/2016	$4,110
Miami, FL	Homewood Suites	6.50%	7/1/2013	9,820
Highlands Ranch, CO	Residence Inn	5.94%	6/1/2016	11,550
Tallahassee, FL	Fairfield Inn	6.80%	1/11/2013	3,494
Lakeland, FL	Courtyard	6.80%	1/11/2013	4,210
Dothan, AL	Fairfield Inn	7.35%	3/1/2008	1,653
San Diego, CA	Residence Inn	6.55%	4/1/2013	15,804
Provo, UT	Residence Inn	6.55%	4/1/2013	5,553
San Diego, CA	Hampton Inn	6.74%	3/11/2014	16,082

				$72,276

During the third quarter of 2007, the Company paid and extinguished the San Diego Hampton Inn loan and recognized approximately $1.4 million in debt extinguishment costs, which included a credit of $0.6 million related to the debt’s outstanding fair value adjustment. Additionally, during the third quarter, the Company paid and extinguished the Dothan Fairfield Inn note with no debt extinguishment costs.

The purchase price net of debt assumed was funded by the Company’s cash on hand. Additionally, the Company used cash on hand to pay 2% of the aggregate gross purchase price for the 23 hotels purchased in the nine month period ended September 30, 2007, totaling $7.7 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in real estate properties.

At September 30, 2007, the Company’s investment in real estate consisted of the following (in thousands):

Land	$81,106
Building and Improvements	640,656
Furniture, Fixtures and Equipment	28,198

749,960
Less Accumulated Depreciation	(14,480)

Investment in Real Estate, net	$735,480

As of September 30, 2007, the Company had entered into purchase contracts for ten additional hotels. Eight of the hotels were under construction as of September 30, 2007, with completion expected within the next nine months. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2007, and in deposits and other disbursements for potential acquisition of hotel properties in the consolidated statement of cash flows. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Trussville, AL	Courtyard	$9,510	$250	84
Miami, FL	Courtyard	15,000	300	118
Tucson, AZ	Residence Inn	16,640	832	124
El Paso, TX	Homewood Suites	15,390	770	114
Columbus, GA	SpringHill Suites	9,675	100	85
Columbus, GA	TownePlace Suites	8,428	100	86
Dothan, AL	Residence Inn	9,669	100	84
Huntsville, AL	TownePlace Suites	8,927	100	86
Kirkland, WA	Courtyard	31,000	500	150
Richmond, VA	Marriott	53,300	500	400

Total		$177,539	$3,552	1,331

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. From the Company’s inception through September 30, 2007, the Company has incurred fees to ASRG totaling $14.5 million. This amount represents fees associated with the Company’s 41 hotel purchases through that date. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. From May 2007 until October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Prior to May 2007, ASA used Apple Hospitality Two, Inc. to provide these services. Beginning in October 2007, ASA utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the nine month periods ended September 30, 2007 and 2006 were $1.5 million and $518 thousand, respectively, and are included in general and administrative expenses in the Company’s consolidated statements of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple REIT Six, Inc. (a hospitality REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a REIT). Members of the Company’s Board of Director’s are also on the Board of Directors of Apple REIT Six, Inc. and Apple REIT Eight, Inc. and until October and May 2007, were on the boards of Apple Hospitality Five, Inc. and Apple Hospitality Two, Inc.

Note 4

Line of Credit

In the third quarter of 2007, the Company discharged its $150 million unsecured line of credit facility. The Company had entered into this credit facility for working capital and short-term acquisition funding in December 2006. There was no outstanding balance on the line of credit at the time it was discharged.

Note 5

Shareholders’ Equity

In the third quarter of 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through September 30, 2007, 160,618 Units were issued under the plan representing approximately $1.8 million.

In 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The initial redemption under the program occurred in April 2007 and total redemptions through September 30, 2007 were approximately 64,000 Units for approximately $640,000.

Note 6

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amount paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense could range from $0 to in excess of $63 million (assumes $11 per unit fair market value) which represents approximately 5.8 million shares of common stock.

Note 7

Other Assets

In July 2007, the Company purchased a 50% ownership interest in Apple Air Holding, LLC (“Apple Air”), a subsidiary of Apple REIT Six, Inc. for $3.7 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The interest was purchased to allow the Company access to a Lear 40XR jet for asset management and renovation purposes. The investment is included in Other assets, net on the Company’s consolidated balance sheet.

Note 8

Pro Forma Information

The following unaudited pro forma information for the three month and nine month periods ended September 30, 2007, is presented as if the acquisitions of the hotels acquired during the nine months ended September 30, 2007 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods.

(in thousands, except per share data)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Hotel revenues	$45,090	$124,206
Net income	$11,199	$25,803
Net income per share - basic and diluted	$0.12	$0.38

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired as of September 30, 2007 for the respective period in operation during the three month and nine month period ended September 30, 2007 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) interest expense has been adjusted to reflect additional borrowings under its line of credit to fund acquisitions, as needed, in addition to eliminating prior owner’s debt not assumed by the Company, and (3) interest income has been reduced to reflect the use of cash balances to fund property purchases.

Note 9

Subsequent Events

On October 4, 2007, the Company completed the purchase of a Courtyard hotel in Trussville, Alabama. The gross purchase price was $9.5 million for this 84 room hotel.

On October 23, 2007, the Company completed the purchase of a Courtyard hotel in Kirkland, Washington. The gross purchase price was $31.0 million for this 150 room hotel.

On October 15, 2007, the Company paid $.073334 per outstanding common share, totaling $6.7 million, in a dividend distribution to its common shareholders, of which 177,219 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2007, the Company redeemed 74,284 Units representing approximately $748,000, under the Company’s Unit Redemption Program.

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

Overview

Apple REIT Seven, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 41 hotel properties as of September 30, 2007 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate. Initial capitalization occurred on May 26, 2005, when 10 Units (each Unit consisting of one common share and one Series A preferred share) were purchased by Apple Seven Advisors, Inc. and 240,000 shares of Series B convertible preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s first property acquisition was completed in April 2006. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results for the three and nine months ended September 30, 2007.

(in thousands, except statistical data)	Three months ended September 30, 2007	Percent of Revenue	Nine months ended September 30, 2007	Percent of Revenue
Total revenues	$42,870	100%	$97,694	100%
Hotel direct expenses	23,358	54%	53,234	54%
Taxes, insurance and other expense	2,383	6%	6,349	6%
General and administrative expense	958	2%	2,608	3%
Depreciation expense	4,919		11,407
Interest income	3,475		5,231
Interest expense	1,812		3,863
Average Daily Rate (ADR)	$121		$121
Occupancy	78%		77%
RevPAR	$94		$93

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 41 hotels the Company owned at September 30, 2007:

Location	Brand	Manager	Gross Purchase Price (000’s)	Rooms	Date of Purchase
Houston, TX	Residence Inn	Western	$13,600	129	4/27/2006
San Diego, CA	Hilton Garden Inn	Inn Ventures	34,500	200	5/9/2006
Brownsville, TX	Courtyard	Western	8,550	90	6/19/2006
Stafford, TX	Homewood Suites	Western	7,800	78	8/15/2006
Montgomery, AL	Homewood Suites	LBA	10,660	91	8/17/2006
Montgomery, AL	Hilton Garden Inn	LBA	10,385	97	8/17/2006
Troy, AL	Hampton Inn	LBA	6,130	82	8/17/2006
Auburn, AL	Hilton Garden Inn	LBA	10,185	101	8/17/2006
Huntsville, AL	Hilton Garden Inn	LBA	10,285	101	8/17/2006
Seattle, WA	Residence Inn	Inn Ventures	56,173	234	9/1/2006
Sarasota, FL	Homewood Suites	Hilton	13,800	100	9/15/2006
Hattiesburg, MS	Courtyard	LBA	9,455	84	10/5/2006
Huntsville, AL	Homewood Suites	LBA	11,606	107	10/27/2006
Omaha, NE	Courtyard	Marriott	23,100	181	11/4/2006
Cincinnati, OH	Homewood Suites	White	7,100	76	12/1/2006
Rancho Bernardo, CA	Courtyard	Dimension	36,000	210	12/12/2006
New Orleans, LA	Homewood Suites	Dimension	43,000	166	12/15/2006
Ronkonkoma, NY	Hilton Garden Inn	White	27,000	164	12/15/2006
Tupelo, MS	Hampton Inn	LBA	5,245	96	1/23/2007
Miami, FL	Homewood Suites	Dimension	24,300	159	2/21/2007
Highlands Ranch, CO	Residence Inn	Dimension	19,000	117	2/22/2007
Cranford, NJ	Homewood Suites	Dimension	13,500	108	3/7/2007
Mahwah, NJ	Homewood Suites	Dimension	19,500	110	3/7/2007
Highlands Ranch, CO	Hilton Garden Inn	Dimension	20,500	128	3/9/2007
Columbus, GA	Fairfield Inn	LBA	7,333	79	4/24/2007
Tallahassee, FL	Fairfield Inn	LBA	6,647	79	4/24/2007
Lakeland, FL	Courtyard	LBA	9,805	78	4/24/2007
Prattville, AL	Courtyard	LBA	9,304	84	4/24/2007
Agoura Hills, CA	Homewood Suites	Dimension	25,250	125	5/8/2007
Memphis, TN	Homewood Suites	Hilton	11,100	140	5/15/2007
Dothan, AL	Fairfield Inn	LBA	4,584	63	5/16/2007
Vancouver, WA	SpringHill Suites	Inn Ventures	15,988	119	6/1/2007
San Diego, CA	Residence Inn	Dimension	32,500	121	6/13/2007
Provo, UT	Residence Inn	Dimension	11,250	114	6/13/2007
Macon, GA	Hilton Garden Inn	LBA	10,660	101	6/28/2007
San Antonio, TX	TownePlace Suites	Western	11,925	106	6/29/2007
Alexandria, VA	Courtyard	Marriott	36,997	176	7/13/2007
San Diego, CA	Hampton Inn	Dimension	42,000	177	7/19/2007
Addison, TX	SpringHill Suites	Marriott	12,500	159	8/10/2007
Boise, ID	SpringHill Suites	Inn Ventures	21,000	230	9/14/2007
San Antonio, TX	TownePlace Suites	Western	13,838	123	9/27/2007

			$724,055	5,083

The total gross purchase price for all 41 hotels of $724.1 million was funded primarily by the Company’s best efforts offering of Units. The Company also assumed existing mortgage loans on eleven of the hotel properties purchased. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay $14.5 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Results of Operations

During the period from the Company’s initial formation on May 26, 2005 to April 26, 2006, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition. At September 30, 2006, the Company owned 11 hotels, compared to the 41 hotels owned at September 30, 2007. A comparison of operations for the three and nine month periods ended September 30, 2007 to prior year results is therefore not meaningful. In general, the performance of the Company’s hotels during their initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel room revenue and related other revenue related to hotel operations. Hotel operations included in the consolidated statement of operations are for the Company’s 41 hotels acquired through September 30, 2007, for the respective period of ownership for each property. For the three month and nine month periods ended September 30, 2007, the Company had total revenue of $42.9 million and $97.7 million respectively. For the three month period ended September 30, 2007, the hotels achieved combined average occupancy of approximately 78%, average daily rate (“ADR”) of $121 and revenue per available room (“RevPAR”) of $94. For the nine month period ended September 30, 2007, the hotels achieved combined average occupancy of approximately 77%, ADR of $121, and RevPAR of $93. These rates are comparable with industry and brand averages in the markets where the Company’s hotels are located. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as ADR multiplied by the occupancy percentage.

Expenses

For the three month and nine month periods ended September 30, 2007, hotel direct expenses of the Company’s hotels totaled $23.4 million and $53.2 million, respectively. As a percentage of total revenue, hotel direct expenses were 54% of total revenue for both the three month and nine month periods ended September 30, 2007. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Taxes, insurance, and other expense for the three month and nine month periods ended September 30, 2007 totaled $2.4 million and $6.3 million, representing 6% of total revenue for each period. General and administrative expense for the three month and nine month period ended September 30, 2007 totaled $958 thousand and $2.6 million, respectively.

Depreciation expense was $4.9 million for the third quarter of 2007, and totaled $11.4 million for the nine month period ended September 30, 2007. This amount represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three month and nine month periods ended September 30, 2007, the Company recognized interest income of $3.5 million and $5.2 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense during the three month and nine month period ended September 30, 2007 totaled $1.8 million and $3.9 million, respectively. These costs primarily represent interest expense incurred on mortgage loans assumed on eleven of the Company’s 41 hotel properties owned as of September 30, 2007. Additionally, in the third quarter, the Company extinguished debt related to two of its properties and incurred debt extinguishment costs of $1.4 million.

Liquidity and Capital Resources

The Company raised capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which received selling commissions and a marketing expense allowance based on proceeds of the Units sold. Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

In July 2007, the Company concluded its best-efforts offering of Units. From the Company’s initial capitalization on May 26, 2005 through July 2007, the Company closed on a total of 91.1 million Units representing gross proceeds of $1 billion. The Company incurred costs of approximately $102 million related to its offering. These costs are reflected as a reduction to shareholders’ equity.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions through the first nine months of 2007 totaled $40.1 million and were paid monthly at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was approximately $33.2 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available for the repair, replacement or refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition with the exception of major renovations. As of September 30, 2007, the Company also held $9.1 million in restricted cash accounts for capital improvement purposes required by certain loan or management agreements. As of September 30, 2007, the Company had made approximately $3.9 million of capital expenditures, exclusive of hotel acquisitions, in 2007. Starting in the fourth quarter of 2007, the Company will begin major renovations for six of its hotels. The costs of the renovations will be approximately $10 million in excess of restricted cash held for these properties.

In 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The initial redemption under the program occurred in April 2007 and total redemptions through September 30, 2007 were approximately 64,000 Units for approximately $640,000.

The Company instituted a Dividend Reinvestment Plan for its shareholders in July 2007. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, acquiring hotel properties, and funding various corporate operations. The Company has registered 10 million Units for potential issuance under the plan. Since inception through September 30, 2007, 160,618 Units were issued under the plan representing approximately $1.8 million.

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

As of September 30, 2007, the Company had entered into purchase contracts for ten additional hotels. Eight of these hotels were under construction as of September 30, 2007, with completion expected within the next nine months. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2007. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Trussville, AL	Courtyard	$9,510	$250	84
Miami, FL	Courtyard	15,000	300	118
Tucson, AZ	Residence Inn	16,640	832	124
El Paso, TX	Homewood Suites	15,390	770	114
Columbus, GA	SpringHill Suites	9,675	100	85
Columbus, GA	TownePlace Suites	8,428	100	86
Dothan, AL	Residence Inn	9,669	100	84
Huntsville, AL	TownePlace Suites	8,927	100	86
Kirkland, WA	Courtyard	31,000	500	150
Richmond, VA	Marriott	53,300	500	400

Total		$177,539	$3,552	1,331

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price, in addition to certain reimbursable expenses, is payable for these services. From its inception through September 30, 2007, the Company has paid ASRG $14.5 million, representing fees incurred on 41 hotel purchases. Fees paid to ASRG for property acquisitions are capitalized as part of the purchase price of the properties. Additionally, the Company has entered into an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total gross equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. Effective May 2007, ASA utilizes Apple Hospitality Five, Inc. to provide these services. From May 2007 until October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Prior to May 2007, ASA used Apple Hospitality Two, Inc. to provide these services. Beginning in October 2007, ASA utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the nine month periods ended September 30, 2007 and 2006 were $1.5 million and $518 thousand, respectively, and are included in general and administrative expenses in the Company’s consolidated statements of operations. ASRG and ASA are owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple REIT Six, Inc. (a hospitality REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a REIT). Members of the Company’s Board of Director’s are also on the Board of Directors of Apple REIT Six, Inc. and Apple REIT Eight, Inc. and until October and May 2007, were on the boards of Apple Hospitality Five, Inc. and Apple Hospitality Two, Inc.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense could range from $0 to in excess of $63 million (assumes $11 per unit fair market value) which represents approximately 5.8 million shares of common stock.

Subsequent Events

On October 4, 2007, the Company completed the purchase of a Courtyard hotel in Trussville, Alabama. The gross purchase price was $9.5 million for this 84 room hotel.

On October 23, 2007, the Company completed the purchase of a Courtyard hotel in Kirkland, Washington. The gross purchase price was $31.0 million for this 150 room hotel.

On October 15, 2007, the Company paid $.073334 per outstanding common share, totaling $6.7 million, in a dividend distribution to its common shareholders, of which 177,219 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2007, the Company redeemed 74,284 Units representing approximately $748,000, under the Company’s Unit Redemption Program.

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

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash and cash equivalent balances at September 30, 2007 of $201.7 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.0 million, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the current year based on the timing and purchase price, net of any debt assumed, of property acquisitions.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2007:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$100,000,000
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,963,526

Total Expenses of Issuance and Distribution of Common Shares	101,963,526

Net Proceeds to the Company	$898,036,474

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$655,178,635
2. Repayment of other indebtedness, including interest expense paid	4,192,021
3. Working capital	223,294,550
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Seven Advisors, Inc.	890,205
a. Apple Suites Realty Group, Inc.	14,481,063
5. Fees and expenses of third parties	—
6. Other	—

Total of Application of Net Proceeds to the Company	$898,036,474

PART II. OTHER INFORMATION

Unit Redemption Program

In April 2007, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the third quarter of 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2007	42,299	$10.06	63,988		(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.59	Purchase Contract dated September 24, 2007 by and between PRVA II, L.P. and Apple Seven Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Seven, Inc.

By:	/s/ Glade M. Knight	Date: November 2, 2007
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 2, 2007
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)