Form 10-K
period 2007-12-31
Apple REIT Seven, Inc.
filed 2008-03-04
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52585

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Seven, Inc.’s common equity last sold, which was $11 on June 30, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $978,556,000. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2008: 92,029,813

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 8, 2008.

APPLE REIT SEVEN, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

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

Apple REIT Seven, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate. Initial capitalization occurred on May 26, 2005, with its first investor closing under its best efforts offering on March 15, 2006. The Company acquired its first property on April 27, 2006. As of December 31, 2007, the Company owned 44 hotel properties operating in seventeen states. The best efforts offering was completed in July 2007.

The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), or Inn Ventures, Inc. (“Inn Ventures”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitseven.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing hotels in developed markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by renovating existing properties, aggressively managing room rates and partnering with industry leaders in hotel management, thereby improving hotel revenue and operating performance. The Company believes its planned acquisitions and strong asset management at its existing hotels will continue to improve financial results, although there can be no assurance of these results.

The Company owned 44 hotel properties as of December 31, 2007, with 26 purchased in 2007 and the remaining 18 purchased in 2006. In addition, as of December 31, 2007 the Company had entered into contracts for the purchase of seven additional hotels for a total purchase price of approximately $128.1 million. Six of the seven hotels were under construction at December 31, 2007, and should be completed over the next 12 months. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. At closing, the Company will assume approximately $25.3 million of debt secured by one of the properties under contract at December 31, 2007. It is anticipated that the remaining purchase price for hotels under contract will be funded from the Company’s cash balances on hand.

Financing

The Company purchased 26 hotels in 2007. The total gross purchase price for these properties was approximately $434.2 million. The Company used the proceeds from its best-efforts offering, completed in July 2007, in addition to assuming secured debt of approximately $54.5 million to fund the purchase price of the hotel properties acquired during 2007 (excluding debt assumed and subsequently paid off or defeased before December 31, 2007). The Company’s cash balances at December 31, 2007 totaled $142.4 million. The Company’s cash balances on hand are expected to provide the primary source of financing for the Company’s outstanding purchase contracts at December 31, 2007. The Company also expects to assume an existing mortgage note payable of approximately $25.3 million in connection with one of its outstanding purchase contracts at December 31, 2007. Although there can be no assurance that additional debt will not be utilized, the Company does not intend to utilize a significant amount of debt to finance future acquisitions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity, and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market, or nationally, can impact the performance of the hotels.

Hotel Operating Performance

At December 31, 2007, the Company owned seven Hilton Garden Inn hotels, five Residence Inn hotels, nine Courtyard hotels, eleven Homewood Suites hotels, three Fairfield Inns, three SpringHill Suites, three TownePlace Suites and three Hampton Inn hotels. They are located in seventeen states and, in aggregate, consist of 5,403 rooms.

Room revenue for these hotels totaled $129.5 million for the period owned in 2007, and the hotels achieved average occupancy of 74%, ADR of $120 and RevPAR of $88. In general, performance at the Company’s hotels during their period of ownership in 2007 has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

During the period from the Company’s initial formation on May 20, 2005 through April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition. A total of 18 hotels were purchased in 2006. The Company purchased an additional 26 hotels during 2007. With over half of the Company’s hotels as of December 31, 2007 being purchased during 2007, a comparison of 2007 operations to prior year results is not meaningful. Room revenue for the year ended December 31, 2006 totaled $18.8 million, and the Company’s eighteen hotels achieved average occupancy of 65%, ADR of $116 and RevPAR of $75 for their period of ownership by the Company during the year ended December 31, 2006.

Management and Franchise Agreements

Each of the Company’s 44 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2007 and 2006, the Company incurred approximately $4.8 million and $0.6 million in management fees.

Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2007 and 2006, the Company incurred approximately $5.3 million and $0.8 million in franchise fees.

Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. The Company may also purchase hotel properties undergoing or in need of renovation. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2007, the Company’s capital expenditures were approximately $9.7 million.

Employees

During 2007, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, Apple Seven Advisors, Inc. (“ASA”) to provide management of the Company and its assets. Prior to May 2007, ASA used Apple Hospitality Two, Inc. to provide such services. From May 2007 through October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Beginning in October 2007, ASA utilizes Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being, remediated. No material remediation costs have or are expected to occur.

Property Acquisitions

The Company acquired a total of 26 hotel properties in 2007. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2007. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tupelo, MS	Hampton Inn	LBA	$5,245	96	1/23/2007
Miami, FL	Homewood Suites	Dimension	24,300	159	2/21/2007
Highlands Ranch, CO	Residence Inn	Dimension	19,000	117	2/22/2007
Cranford, NJ	Homewood Suites	Dimension	13,500	108	3/7/2007
Mahwah, NJ	Homewood Suites	Dimension	19,500	110	3/7/2007
Highlands Ranch, CO	Hilton Garden Inn	Dimension	20,500	128	3/9/2007
Columbus, GA	Fairfield Inn	LBA	7,333	79	4/24/2007
Tallahassee, FL	Fairfield Inn	LBA	6,647	79	4/24/2007
Lakeland, FL	Courtyard	LBA	9,805	78	4/24/2007
Prattville, AL	Courtyard	LBA	9,304	84	4/24/2007
Agoura Hills, CA	Homewood Suites	Dimension	25,250	125	5/8/2007
Memphis, TN	Homewood Suites	Hilton	11,100	140	5/15/2007
Dothan, AL	Fairfield Inn	LBA	4,584	63	5/16/2007
Vancouver, WA	SpringHill Suites	Inn Ventures	15,988	119	6/1/2007
San Diego, CA	Residence Inn	Dimension	32,500	121	6/13/2007
Provo, UT	Residence Inn	Dimension	11,250	114	6/13/2007
Macon, GA	Hilton Garden Inn	LBA	10,660	101	6/28/2007
San Antonio, TX	TownePlace Suites	Western	11,925	106	6/29/2007
Alexandria, VA	Courtyard	Marriott	36,997	176	7/13/2007
San Diego, CA	Hampton Inn	Dimension	42,000	177	7/19/2007
Addison, TX	SpringHill Suites	Marriott	12,500	159	8/10/2007
Boise, ID	SpringHill Suites	Inn Ventures	21,000	230	9/14/2007
San Antonio, TX	TownePlace Suites	Western	13,838	123	9/27/2007
Trussville, AL	Courtyard	LBA	9,510	84	10/4/2007
Kirkland/Seattle, WA	Courtyard	Inn Ventures	31,000	150	10/23/2007
Huntsville, AL	TownePlace Suites	LBA	8,927	86	12/10/2007

			$434,163	3,112

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which was approximately $8.7 million, as a commission to Apple Suites Realty Group, Inc. (ASRG). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill was recorded in connection with any of the Company’s acquisitions in 2007 or 2006.

In 2007, the Company initially assumed approximately $72.3 million of debt secured by nine of its hotel properties. A $16.1 million mortgage note assumed with the Company’s acquisition of the San Diego, CA Hampton Inn hotel was defeased by the Company during the third quarter of 2007, and is no longer an obligation of the Company. In addition, a mortgage note for $1.7 million, assumed upon the Company’s purchase of the Dothan, AL Fairfield Inn hotel in May 2007, was paid in full and extinguished in the third quarter of 2007. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with mortgages that were assumed during 2007 and still outstanding as of December 31, 2007. All dollar amounts are in thousands.

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

				$54,541

As of December 31, 2007 the Company had outstanding contracts for the purchase of seven hotels. Six of the seven hotels are under construction and should be completed during the next 12 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms, refundable deposits paid, and gross purchase price for each of the seven hotel properties under contract at December 31, 2007. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Miami, FL	Courtyard	$15,000	$300	118
Tucson, AZ	Residence Inn	16,640	832	124
El Paso, TX	Homewood Suites	15,390	770	114
Columbus, GA	SpringHill Suites	9,675	100	85
Columbus, GA	TownePlace Suites	8,428	100	86
Dothan, AL	Residence Inn	9,669	100	84
Richmond, VA	Marriott	53,300	2,000	401

	Total	$128,102	$4,202	1,012

Upon purchase of the Richmond, VA Marriott hotel, the Company plans to assume a 6.95% mortgage note with an outstanding balance of approximately $25.3 million, and a stated maturity date of September 1, 2014.

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, payments to ASRG for services under the terms of this contract have totaled approximately $15.5 million since inception, which were capitalized as a part of the purchase price of the hotels. Fees incurred during 2007 under this contract totaled $8.7 million.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Prior to May 2007, ASA used Apple Hospitality Two, Inc. to provide such services. From May 2007 through October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Beginning in October 2007, ASA utilizes Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company.

Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, ASA, Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. ASRG, ASA, A6A, A8A and Apple REIT Nine, Inc. are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, A6A, A8A and Apple REIT Nine, Inc. discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc. and Apple REIT Eight, Inc.

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

General Economic Conditions

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

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

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

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

Transferability of Shares

There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of our common shares. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, our bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of our shares that would result in a violation of either of these limits will be declared null and void.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, the Company owned 44 hotels with an aggregate of 5,403 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	7	892
Homewood Suites	11	1,260
Courtyard	9	1,137
Residence Inn	5	715
Hampton Inn	3	355
Fairfield Inn	3	221
SpringHill Suites	3	508
TownPlace Suites	3	315

Total	44	5,403

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2007

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./ FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Montgomery	AL	Homewood Suites	$—	$978	$10,032	$84	$11,094	$(462)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	765	9,960	155	10,880	(444)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	502	5,867	51	6,420	(289)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	643	9,879	1,078	11,600	(491)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	740	9,887	10	10,637	(476)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,092	10,889	4	11,985	(475)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,175	8,439	—	9,614	(223)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	570	4,243	3	4,816	(87)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,088	8,741	—	9,829	(77)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	803	8,383	—	9,186	(25)	2007	Dec-07	3 - 39 yrs.	86
San Diego	CA	Hilton Garden Inn	—	5,021	30,345	154	35,520	(1,606)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,669	32,271	88	37,028	(1,065)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,511	21,434	—	25,945	(448)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	15,635	7,354	26,215	75	33,644	(456)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,694	37,938	25	43,657	(518)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,485	2,345	17,333	112	19,790	(436)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,518	18,545	36	21,099	(500)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,785	12,277	195	14,257	(552)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	9,647	3,215	22,152	1,172	26,539	(573)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,446	910	6,202	—	7,112	(134)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	4,151	1,558	8,840	2	10,400	(196)	2000	Apr-07	3 - 39 yrs.	78
Columbus	GA	Fairfield Inn	—	—	7,620	2	7,622	(172)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	7	10,122	(209)	2007	Jun-07	3 - 39 yrs.	101
Boise	ID	SpringHill Suites	—	2,024	19,578	2	21,604	(233)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	16,818	4,586	39,500	676	44,762	(1,229)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	877	8,914	—	9,791	(380)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	4,004	336	4,928	622	5,886	(180)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	12,398	2,731	19,498	97	22,326	(614)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,618	11,364	1,226	15,208	(284)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,676	16,470	115	20,261	(391)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,161	24,420	210	27,791	(771)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	556	6,817	77	7,450	(273)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,722	9,747	216	11,685	(202)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	—	1,098	13,049	42	14,189	(798)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,135	7,739	—	8,874	(405)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	501	7,575	5	8,081	(381)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	705	11,543	—	12,248	(225)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,310	16	12,871	(156)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,130	13,086	—	14,216	(149)	2007	Sep-07	3 - 39 yrs.	123
Provo	UT	Residence Inn	5,494	1,358	10,388	37	11,783	(173)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,830	147	36,987	(451)	1987	Jul-07	3 - 39 yrs.	176
Seattle	WA	Residence Inn	—	—	60,489	2,878	63,367	(2,315)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,314	15,121	7	16,442	(319)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,513	28,499	—	32,012	(220)	2006	Oct-07	3 - 39 yrs.	150
Construction in Progress			—	—	—	198	198

			$83,078	$86,532	$710,472	$9,824	$806,828	$(20,063)				5,403

Investment in hotels at December 31, 2007, consisted of the following (in thousands):

Land	$86,532
Building and Improvements	687,940
Furniture, Fixtures and Equipment	32,356

806,828
Less Accumulated Depreciation	(20,063)

Investments in Hotels, net	$786,765

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2007 there were 91,713,410 Units outstanding (each Unit consists of one common share, no par value, and one Series A preferred share). The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2007, the Units were held by approximately 21,000 beneficial shareholders.

Dividend Reinvestment Program

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2007, approximately 726 thousand Units, representing $8.0 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

The Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2007, the Company redeemed 138,272 Units in the amount of $1.4 million. There was no Unit redemption activity during 2006 or 2005. The following is a summary of redemptions during the fourth quarter of 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2007	74,284	$10.08	138,272		(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

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

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2007 totaled $60.2 million and were paid monthly at a rate of $0.073334 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2007, options to purchase 71,450 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	71,450	$11.00	1,528,095
Incentive Plan	—	$—	4,029,318

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2007 and 2006, and the period from May 26, 2005 (initial capitalization) through December 31, 2005. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on May 26, 2005 to April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period May 26, 2005 (initial capitalization) through December 31, 2005
Revenues:
Room revenue	$129,467	$18,800	$—
Other revenue	9,097	1,545	—

Total revenue	138,564	20,345	—

Expenses:
Hotel operating expenses	76,944	12,229	—
Taxes, insurance and other	8,571	1,472	—
General and administrative	3,823	1,988	40
Depreciation	16,990	3,073	—
Debt extinguishment costs	1,391	—	—
Interest and other expenses, net	(2,388)	(1,855)	13

Total expenses	105,331	16,907	53

Net income	$33,233	$3,438	$(53)

Per Share
Earnings per common share	$0.47	$0.23	$(5,251.30)
Distributions paid to common shareholders	$0.88	$0.66	$—
Weighted-average common shares outstanding—basic and diluted	70,763	15,152	—

Balance Sheet Data (at end of period)
Cash and cash equivalents	$142,437	$44,604	$50
Investment in hotels, net	$786,765	$347,092	$—
Total assets	$961,248	$409,886	$523
Notes payable-secured	$84,705	$49,292	$400
Shareholders’ equity	$868,531	$354,122	$(29)
Net book value per share	$9.47	$9.56	$—

Other Data
Cash flow from:
Operating activities	$49,957	$5,158	$(11)
Investing activities	$(394,301)	$(328,324)	$—
Financing activities	$422,177	$367,720	$37
Number of hotels owned at end of period	44	18	—
Average Daily Rate (ADR) (b)	$120	$116	$—
Occupancy	73.5%	65.0%	—
Revenue Per Available Room (RevPAR) (c)	$88	$75	$—

Modified Funds From Operations Calculation
Net income	$33,233	$3,438	$(53)
Debt extinguishment costs	1,391	—	—
Pre-opening costs	—	465	—
Depreciation of real estate owned	16,990	3,073	—

Modified Funds from operations (a)	$51,614	$6,976	$(53)

(a)	Modified funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization, debt extinguishment costs and pre-opening costs. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

General

The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owned 44 hotels as of December 31, 2007, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, and 26 hotels were purchased during 2007. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

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

As noted above, the Company owned 44 hotel properties at December 31, 2007, compared to 18 hotel properties at December 31, 2006. The following is a summary of results for the year ended December 31, 2007 and 2006.

(in thousands except statistical data)	Year ended December 31, 2007	Percent of Revenue	Year ended December 31, 2006	Percent of Revenue
Total revenues	$138,564	100%	$20,345	100%
Hotel direct expenses	76,944	56%	12,229	60%
Taxes, insurance and other expense	8,571	6%	1,472	7%
General and administrative expense	3,823	3%	1,988	10%

Depreciation	16,990		3,073
Interest income	7,310		2,151
Debt extinguishment costs	1,391		—
Interest expense	4,922		296

Number of Hotels	44		18
Average Daily Rate (ADR)	$120		$116
Occupancy	73.5%		65.0%
RevPAR	$88		$75

Hotels Owned

As of December 31, 2007, the Company owned 44 hotels, with a total of 5,403 rooms. As noted, 18 hotels were purchased in 2006, and 26 were purchased in 2007. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	176	36,997
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000

					5,403	$773,492

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which was approximately $15.5 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s chairman, Chief Executive Officer and President, Glade M. Knight.

With the exception of assumed mortgage loans on some of its hotel properties, substantially all of the purchase price of the hotels was funded by the Company’s best-efforts offering of Units, which concluded in July 2007. During 2006, the Company assumed approximately $29.8 million of debt secured by two properties. During 2007 the Company assumed approximately $54.5 million of debt secured by seven properties (exclusive of two mortgages assumed but defeased or paid in full during the third quarter of 2007). The following table summarizes the hotel, interest rate, maturity date, principal amount assumed associated with each mortgage, and outstanding principal balance as of December 31, 2007. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal Balance as of Dec. 31, 2007
Omaha, NE	Courtyard	6.79%	01/01/14	$12,658	$12,398
New Orleans, LA	Homewood Suites	5.85%	10/01/14	17,144	16,818
Tupelo, MS	Hampton Inn	5.90%	03/01/16	4,110	4,004
Miami, FL	Homewood Suites	6.50%	07/01/13	9,820	9,647
Highlands Ranch, CO	Residence Inn	5.94%	06/01/16	11,550	11,485
Tallahassee, FL	Fairfield Inn	6.80%	01/11/13	3,494	3,446
Lakeland, FL	Courtyard	6.80%	01/11/13	4,210	4,151
San Diego, CA	Residence Inn	6.55%	04/01/13	15,804	15,635
Provo, UT	Residence Inn	6.55%	04/01/13	5,553	5,494

				$84,343	$83,078

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 44 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2007 and 2006 the Company incurred approximately $4.8 million and $0.6 million in management fees.

Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2007 and 2006 the Company incurred approximately $5.3 million and $0.8 million in franchise fees.

Results of Operations

During the period from initial capitalization on May 26, 2005 through April 26, 2006, the Company owned no properties, had no revenue and was primarily engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Operations did not commence until April 27, 2006, when the Company purchased its first hotel, located in Houston, Texas. During the remainder of 2006, the Company purchased an additional 17 hotel properties. With the purchase of an additional 26 hotels during 2007, the Company owned a total of 44 hotel properties at December 31, 2007, compared to 18 at December 31, 2006 and none at December 31, 2005. As a result, a comparison to prior year operating results is not meaningful.

In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2007, the Company had room revenue and other revenue of $129.5 million and $9.1 million, respectively. These revenues reflect hotel operations for the 44 hotels acquired through December 31, 2007 for their respective periods of ownership by the Company. For the year ended December 31, 2007, the hotels achieved average occupancy of 73.5%, average daily rate, or ADR of $120 and revenue per available room, or RevPAR of $88. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have, in general, experienced RevPAR increases during the past year due to increases in demand exceeding increases in supply in many markets in the United States. The Company and industry anticipate modest growth in RevPAR in 2008.

Expenses

Expenses for the year ended December 31, 2007 represent the expenses related to the 44 hotels acquired through December 31, 2007 for their respective periods owned during 2007. For the year ended December 31, 2007, hotel operating expenses totaled $76.9 million, or 56% of total hotel revenue. Taxes, insurance, and other expenses for the period ended December 31, 2007 were $8.6 million, or 6% of total revenue. The Company currently projects hotel operating expenses to grow with revenue, property insurance rates to decrease, and property taxes to increase slightly in 2008.

General and administrative expense for the year ended December 31, 2007 was $3.8 million, or 3% of total revenue. The components of general and administrative expense include advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the year ended December 31, 2007 was $17.0 million. Depreciation expense represents the expense of the Company’s 44 hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned.

Interest expense for the period ended December 31, 2007 was $4.9 million. Interest expense primarily arose from mortgage debt assumed with the acquisition of some of the Company’s hotels. As of December 31, 2007, the Company had mortgage debt outstanding of $84.7 million, representing mortgage loans outstanding on nine of the Company’s 44 hotel properties and associated fair value adjustments. The Company also incurred debt extinguishment costs of $1.4 million, as the Company elected to defease one mortgage loan assumed. During 2007, the Company recognized $7.3 million in interest income, representing interest on excess cash invested in short-term money market instruments pending investment in hotel properties.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, payments to ASRG for services under the terms of this contract have totaled approximately $15.5 million since inception, which were capitalized as a part of the purchase price of the hotels. Fees incurred during 2007 under this contract totaled $8.7 million.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2007, 2006 and 2005, the Company incurred approximately $2.3 million, $837 thousand, and $39 thousand in expenses related to the advisory agreement with ASA.

Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc., ASRG, ASA, A6A, A8A and Apple REIT Nine, Inc. are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, A6A, A8A and Apple REIT Nine, Inc. discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., and Apple REIT Eight, Inc.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2007, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value for approximately 5.8 million shares of common stock).

Liquidity and Capital Resources

The following table presents the Company’s commercial commitments, relating to principal and interest payments on debt outstanding, and contractual gross purchase price of outstanding property purchase commitments, as of December 31, 2007. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2007.

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $31.1 million)	$114,190	$7,030	$14,059	$14,059	$79,042
Land Lease Commitments	47,633	498	1,161	1,176	44,798
Property Purchase Commitments	128,102	128,102	—	—	—

Total Commercial Commitments	$289,925	$135,630	$15,220	$15,235	$123,840

Capital Requirements and Resources

The Company’s cash on hand ($142.4 million at December 31, 2007) and operating cash flow from the properties owned are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including anticipated distributions to shareholders and property acquisitions. The Company intends to use cash on hand at December 31, 2007 to fund the majority of its outstanding commitments to purchase hotel properties. The Company also anticipates assuming a $25.3 million mortgage loan outstanding on one of its hotel properties under contract as of December 31, 2007.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2007 totaled $60.2 million and were paid monthly at a rate of $0.073334 per common share and included a return of capital. For the same period the Company’s cash generated from operations was approximately $50.0 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the Company’s completed initial public offering of Units (completed in July 2007), and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annualized rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be primarily based on its ability to fully invest its available cash on hand in hotel properties, and thereby increase its funds generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the Company’s Unit offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. Also, as of December 31, 2007, the Company held $9.8 million in reserve for capital expenditures. In the fourth quarter of 2007, the Company began major renovations on five properties. Total capital expenditures in 2007 were approximately $9.7 million. It is anticipated the major renovations started in 2007 will be completed in the first quarter of 2008. In addition to these major renovations, the Company has eight major renovations scheduled for 2008. Total capital expenditures are anticipated to be approximately $27 million in 2008.

The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in April 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2007, the Company redeemed 138,272 Units in the amount of $1.4 million under the program. No redemptions occurred during the year ended December 31, 2006, or from the period from May 26, 2005, the Company’s initial capitalization, through December 31, 2005.

In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2007, approximately 726 thousand Units, representing $8.0 million in proceeds to the Company, have been issued under the plan.

As of December 31, 2007, the Company had entered into outstanding contracts for the purchase of seven additional hotels for a total contractual gross purchase price of $128.1 million. Six of the seven hotels are under construction and should be completed at various times during 2008. The purchase of the remaining hotel is expected to close in the first quarter of 2008. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. The Company also anticipates assuming an outstanding mortgage obligation on one of the seven properties, representing a source of funding of approximately $25.3 million of the total purchase price of the contracts outstanding at December 31, 2007. It is anticipated that the remainder of the purchase price for the seven hotels will be funded from the Company’s cash balances on had at December 31, 2007.

Subsequent Events

In January 2008, the Company declared and paid $6.7 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of 201,207 Units.

On January 17, 2008, the Company closed on the purchase of a newly constructed Residence Inn hotel in Tucson, Arizona, which contains 124 rooms. The gross purchase price of the hotel was $16.6 million.

On January 23, 2008, under the guidelines of the Company’s Unit Redemption Program, 88,843 Units were repurchased from shareholders at a cost of $907 thousand.

On January 25, 2008, the Company closed on the purchase of a full-service Marriott hotel in Richmond, Virginia, which contains 401 rooms. The gross purchase price of the hotel was $53.3 million. The Company assumed an existing mortgage loan on the property with a principal outstanding of $25.3 million, an annual fixed interest rate of 6.95% and a maturity date in September 2014.

In February 2008, the Company declared and paid $6.7 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of 204,039 Units.

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

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally the Company does not acquire real estate assets that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more- likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation has not had a material impact on the Company’s results of operations or financial position.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations. This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in Statement 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not anticipate making the election to measure financial assets at fair value and therefore, adoption of this standard will not have an impact on the financial statements.

Also in December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Statement 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at December 31, 2007 of $142.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $1.4 million, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s variable rate and fixed rate notes payable outstanding at December 31, 2007.

(000’s)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Market Value
Maturities	$1,721	$1,850	$1,973	$2,105	$2,231	$73,198	$83,078	$81,975
Average Interest Rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 8.	Financial Statements and Supplementary Data

Report of Management

on Internal Control Over Financial Reporting

March 3, 2008

To the Shareholders

Apple REIT Seven, Inc.

Management of Apple REIT Seven, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Apple REIT Seven, Inc.

We have audited Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Seven, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Apple REIT Seven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Apple REIT Seven, Inc. and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Apple REIT Seven, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and the period May 26, 2005 (initial capitalization) through December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period May 26, 2005 (initial capitalization) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2008

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $20,063 and $3,073, respectively	$786,765	$347,092
Cash and cash equivalents	142,437	44,604
Restricted cash-furniture, fixtures and other escrows	10,658	2,809
Due from third party managers	6,249	2,434
Other assets, net	15,139	12,947

TOTAL ASSETS	$961,248	$409,886

LIABILITIES
Notes payable	$84,705	$49,292
Accounts payable and accrued expenses	8,012	6,472

TOTAL LIABILITIES	92,717	55,764

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,713,410 and 37,045,297 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,713,410 and 37,045,297 shares, respectively	904,649	363,239
Distributions greater than net income	(36,142)	(9,141)

TOTAL SHAREHOLDERS’ EQUITY	868,531	354,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$961,248	$409,886

See notes to consolidated financial statements.

Note: The company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the period May 26, 2005 (initial capitalization) through December 31, 2005
Revenues:
Room revenue	$129,467	$18,800	$—
Other revenue	9,097	1,545	—

Total revenue	138,564	20,345	—

Expenses:
Operating expense	34,140	5,404	—
Hotel administrative expense	9,980	1,657	—
Sales and marketing	11,068	1,776	—
Utilities	5,752	1,052	—
Repair and maintenance	5,990	874	—
Franchise fees	5,264	847	—
Management fees	4,750	619	—
Taxes, insurance and other	8,571	1,472	—
General and administrative	3,823	1,988	40
Depreciation expense	16,990	3,073	—

Total expenses	106,328	18,762	40

Operating income (loss)	32,236	1,583	(40)
Interest income	7,310	2,151	—
Debt extinguishment costs	(1,391)	—	—
Interest expense	(4,922)	(296)	(13)

Net income (loss)	$33,233	$3,438	$(53)

Basic and diluted net income per common share	$0.47	$0.23	$(5,251)

Weighted average common shares outstanding—basic and diluted	70,763	15,152	—

Distributions declared per common share	$0.88	$0.66	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity

	Number of Shares	Amount	Number of Shares	Amount

Initial capitalization at May 26, 2005	—	$—	240	$24	$—	$24

Net loss	—	—	—	—	(53)	(53)
Balance at December 31, 2005	—	—	240	24	(53)	(29)
Net proceeds from the sale of common shares	37,045	363,239	—	—	—	363,239
Net income	—	—	—	—	3,438	3,438
Cash distributions declared and paid to shareholders ($.66 per share)	—	—	—	—	(12,526)	(12,526)

Balance at December 31, 2006	37,045	363,239	240	24	(9,141)	354,122
Net proceeds from the sale of common shares	54,806	542,799	—	—	—	542,799
Common shares redeemed	(138)	(1,389)	—	—	—	(1,389)
Net income	—	—	—	—	33,233	33,233
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(60,234)	(60,234)

Balance at December 31, 2007	91,713	$904,649	240	$24	$(36,142)	$868,531

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period May 26, 2005 (initial capitalization) through December 31, 2005
Cash flow provided by operating activities:
Net income (loss)	$33,233	$3,438	$(53)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	16,990	3,073	—
Other non-cash expenses	904	40	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase in funds due from third party managers	(3,575)	(2,153)	—
Decrease (increase) in other assets	685	(295)	—
Increase in accounts payable and accrued expenses	1,720	1,055	42

Net cash provided (used) by operating activities	49,957	5,158	(11)

Cash flow from investing activities:
Cash paid for the acquisition of hotel properties	(375,930)	(318,076)	—
Deposits and other disbursements for the potential acquisition of hotel properties	(2,888)	(10,131)	—
Capital improvements	(7,815)	(81)	—
Additions to other non-hotel assets	(7,482)	—	—
Net increase in cash restricted for property improvements	(186)	(36)	—

Net cash used in investing activities	(394,301)	(328,324)	—

Cash flow from financing activities:
Payment of notes payable	(37,909)	(420)	—
Payment of financing costs related to loan assumptions	(1,090)	(974)	—
Proceeds from notes payable	—	18,000	400
Redemptions of common stock	(1,389)	—	—
Net proceeds related to issuance of common and preferred stock	542,799	363,640	(363)
Cash distributions paid to common shareholders	(60,234)	(12,526)	—

Net cash provided by financing activities	442,177	367,720	37
Increase in cash and cash equivalents	97,833	44,554	26
Cash and cash equivalents, beginning of period	44,604	50	24

Cash and cash equivalents, end of period	$142,437	$44,604	$50

Supplemental information:
Interest paid	$4,391	$73	$11
Non-cash transactions:
Notes payable assumed in acquisitions	$72,276	$30,730	$—

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

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at two institutions, Wachovia Bank N.A. and BB&T Bank, and the balances may at times exceed federal depository insurance limits.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

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

Notes to Consolidated Financial Statements—(Continued)

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

Other Assets

Included in other assets, net as of December 31, 2007 on the Company’s consolidated balance sheet is a 50% ownership interest in Apple Air Holding, LLC (“Apple Air”), a wholly-owned subsidiary of Apple REIT Six, Inc., purchased by the Company for approximately $7.5 million during 2007. The interest was purchased to allow the Company access to two Lear jets for asset management and hotel renovation purposes. The Company has recorded its share of income or losses of the entity under the equity method of accounting, adjusting its investment in Apple Air accordingly. The Company’s ownership interest was $7.5 million at December 31, 2007; net income recorded by the Company in 2007 related to Apple Air was not material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

From the Company’s initial capitalization on May 26, 2005 through December 31, 2007, the Company incurred costs of approximately $102 million related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value, and one Series A preferred share of the Company. On July 17, 2007, the Company concluded its best-efforts offering, and had closed on the sale of 91,125,541 Units with total proceeds net of commissions and offering costs of approximately $898 million.

Comprehensive Income

The Company recorded no comprehensive income other than net income during the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2007, 2006 or 2005. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares (see Note 4).

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2007 distributions of $0.88 per share for tax purposes was 63% ordinary income and 37% return of capital (unaudited). The characterization of 2006 distributions of $0.66 per share for tax purposes was 63% ordinary income and 37% return of capital (unaudited).

Notes to Consolidated Financial Statements—(Continued)

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2007 and 2006, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $3.8 million as of December, 31, 2007. The net operating loss carry forwards will expire beginning in 2026. There are no material differences between the book basis and tax basis of the Company’s assets.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation has not had a material impact on the Company’s results of operations or financial position.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations. This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in Statement 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about

Notes to Consolidated Financial Statements—(Continued)

fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not anticipate making the election to measure financial assets at fair value and therefore, adoption of this standard will not have an impact on the financial statements.

Also in December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Statement 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Investments in Real Estate

As of December 31, 2007, the Company owned 44 hotels consisting of seven Hilton Garden Inn hotels, five Residence Inn hotels, nine Courtyard hotels, eleven Homewood Suites hotels, three Fairfield Inn hotels, three SpringHill Suites hotels, three TownePlace Suites hotels and three Hampton Inn hotels. The hotels are located in various states and, in aggregate, consist of 5,403 rooms.

Investment in hotels consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Land	$86,532	$30,826
Building and Improvements	687,940	306,579
Furniture, Fixtures and Equipment	32,356	12,760

	806,828	350,165
Less Accumulated Depreciation	(20,063)	(3,073)

Investments in Real Estate, net	$786,765	$347,092

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans, LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000
Tupelo, MS	Hampton Inn	LBA	1/23/07	96	5,245
Miami, FL	Homewood Suites	Dimension	2/21/07	159	24,300
Highlands Ranch, CO	Residence Inn	Dimension	2/22/07	117	19,000
Cranford, NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah, NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Highlands Ranch, CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Prattville, AL	Courtyard	LBA	4/24/07	84	9,304
Lakeland, FL	Courtyard	LBA	4/24/07	78	9,805
Tallahassee, FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus, GA	Fairfield Inn	LBA	4/24/07	79	7,333
Agoura Hills, CA	Homewood Suites	Dimension	5/8/07	125	25,250
Memphis, TN	Homewood Suites	Hilton	5/15/07	140	11,100
Dothan, AL	Fairfield Inn	LBA	5/16/07	63	4,584
Vancouver, WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
San Diego, CA	Residence Inn	Dimension	6/13/07	121	32,500
Provo, UT	Residence Inn	Dimension	6/13/07	114	11,250
Macon, GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
San Antonio, TX	TownePlace Suites	Western	6/29/07	106	11,925
Alexandria, VA	Courtyard	Marriott	7/13/07	176	36,997
San Diego, CA	Hampton Inn	Dimension	7/19/07	177	42,000
Addison, TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Boise, ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
San Antonio, TX	TownePlace Suites	Western	9/27/07	123	13,838
Trussville, AL	Courtyard	LBA	10/4/07	84	9,510
Kirkland, WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Huntsville, AL	TownePlace Suites	LBA	12/10/07	86	8,927

				5,403	$773,492

Notes to Consolidated Financial Statements—(Continued)

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $15.5 million, as a commission to ASRG.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

In conjunction with the acquisition of several hotel properties, the Company has assumed mortgage notes payable outstanding, secured by the applicable hotel property. During 2007, the Company assumed approximately $54.5 million of debt secured by first mortgage notes on seven of its purchased hotel properties. The Company had previously assumed notes payable on two properties purchased in 2006. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2007 and 2006. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2007	Outstanding balance as of Dec. 31, 2006
Omaha, NE	Courtyard	6.79%	01/01/14	$12,658	$12,398	$12,638
Omaha, NE	Courtyard	8.50%	06/01/12	928	—	928
New Orleans, LA	Homewood Suites	5.85%	10/01/14	17,144	16,818	17,144
Tupelo, MS	Hampton Inn	5.90%	03/01/16	4,110	4,004	—
Miami, FL	Homewood Suites	6.50%	07/01/13	9,820	9,647	—
Highlands Ranch, CO	Residence Inn	5.94%	06/01/16	11,550	11,485	—
Tallahassee, FL	Fairfield Inn	6.80%	01/11/13	3,494	3,446	—
Lakeland, FL	Courtyard	6.80%	01/11/13	4,210	4,151	—
San Diego, CA	Residence Inn	6.55%	04/01/13	15,804	15,635	—
Provo, UT	Residence Inn	6.55%	04/01/13	5,553	5,494	—

				$85,271	$83,078	$30,710

The aggregate amounts of principal payable under the Company’s mortgage obligations, for the five years subsequent to December 31, 2007 are as follows (in thousands):

Total
2008	$1,721
2009	1,850
2010	1,973
2011	2,105
2012	2,231
Thereafter	73,198

83,078
Fair Value Adjustment of Assumed Debt	1,627

Total	$84,705

A fair value adjustment was recorded upon the assumption of an above market rate mortgage loan in connection with several of the Company’s hotel acquisitions. These premiums will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.56% to 6.24%

Notes to Consolidated Financial Statements—(Continued)

at the date of assumption. The total adjustment to interest expense was $232 thousand in 2007 and $14 thousand in 2006. The unamortized balance of the fair value adjustment was $1.6 million at December 31, 2007 and $582 thousand at December 31, 2006.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, and upon the origination of a former corporate line of credit facility. Such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $878 thousand in 2007 and $39 thousand in 2006, and are included in interest expense. The unamortized balance of loan origination costs was $895 thousand at December 31, 2007, and $935 thousand at December 31, 2006.

In conjunction with the acquisition of two hotels in December 2006, the Company utilized a $150 million unsecured line of credit facility by borrowing $18.0 million to fund a portion of the aggregate gross purchase price of the properties. The principal amount outstanding under the line of credit at December 31, 2006 was repaid in full in January 2007. The line of credit facility was extinguished in September 2007; there was no outstanding balance on the line of credit at the date of discharge. During 2007, the Company paid off two loans assumed, and defeased one mortgage loan assumed. The Company had no remaining obligations related to these loans at December 31, 2007. Costs related to the extinguishment of debt and the Company’s former line of credit facility totaled $1.4 million for the year ended December 31, 2007.

Note 4

Shareholders’ Equity

The Company concluded its best-efforts offering of Units on July 17, 2007. The Company registered its Units on Registration Statement Form S-11 (File No. 333-125546) filed March 3, 2006. The Company began its best-efforts offering (the “Offering”) of Units on March 15, 2006, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

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

Notes to Consolidated Financial Statements—(Continued)

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2007, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value for approximately 5.8 million shares of common stock).

The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in April 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2007, the Company redeemed 138,272 Units in the amount of $1.4 million under the program. No redemptions occurred during the year ended December 31, 2006, or from the period from May 26, 2005, the Company’s initial capitalization, through December 31, 2005.

In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units

Notes to Consolidated Financial Statements—(Continued)

under the Company’s unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2007, approximately 726 thousand Units, representing $8.0 million in proceeds to the Company, have been issued under the plan.

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

Note 5

Stock Incentive Plans

In 2006 the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2007. The options expire 10 years from the date of grant.

Also in 2006, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2007.

Notes to Consolidated Financial Statements—(Continued)

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2007 and 2006, the Company granted options to purchase 55,816 and 15,634 Units, respectively, under the Non-Employee Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company granted no options under the Non-Employee Directors Plan during 2005, and granted no options under the Incentive Plan during 2007, 2006 and 2005. Activity in the Company’s share option plan during 2007 is summarized in the following table:

	Year ended December 31, 2007	Year ended December 31, 2006
Outstanding, beginning of year:	15,634	—
Granted	55,816	15,634
Exercised	—	—
Expired or canceled	—	—

Outstanding, end of year:	71,450	15,634

Exercisable, end of year:	71,450	15,634

The weighted-average exercise price:	$11.00	$11.00

The Company records compensation expense related to the issuance of stock options under the guidelines established by FASB Statement No. 123(R), based on a determination of the fair value of options issued. Compensation expense associated with the issuance of stock options was $53 thousand in 2007 and $15 thousand in 2006.

Note 6

Management and Franchise Agreements

Each of the Company’s 44 hotels owned at December 31, 2007 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Dimension Development Company (“Dimension”) (11), Hilton Hotels Corporation (“Hilton”) (2), Western International (“Western”) (5), Larry Blumberg & Associates (“LBA”) (16), White Lodging Services Corporation (“WLS”) (2), or Inn Ventures, Inc. (“Inn Ventures”) (5). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2007 and 2006, the Company incurred approximately $4.8 million and $0.6 million in management fee expense.

Dimension, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2007 and 2006 the Company incurred approximately $5.3 million and $0.8 million in franchise fee expense.

Notes to Consolidated Financial Statements—(Continued)

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, payments to ASRG for services under the terms of this contract have totaled approximately $15.5 million since inception, which were capitalized as a part of the purchase price of the hotels. Fees incurred during 2007 under this contract totaled $8.7 million.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2007, 2006 and 2005, the Company incurred approximately $2.3 million, $837 thousand, and $39 thousand in expenses related to the advisory agreement with ASA.

Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. ASRG, ASA, A6A, A8A and Apple REIT Nine, Inc. are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, A6A, A8A and Apple REIT Nine, Inc. discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a company that intends to qualify as a diversified REIT. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc. and Apple REIT Eight, Inc.

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2007 and 2006 is presented as if the acquisitions of the Company’s 44 hotels owned at December 31, 2007 had occurred on the latter of January 1, 2006 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share.

	Year ended December 31, 2007	Year ended December 31, 2006
Hotel revenues	$170,380	$132,817
Net income	$35,949	$25,212
Net income per share-basic and diluted	$0.48	$0.46

Notes to Consolidated Financial Statements—(Continued)

The pro forma information reflects adjustments for actual revenues and expenses of the 44 hotels acquired in 2007 and 2006 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions, and additional borrowings under its line of credit to fund acquisitions as needed; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Note 9

Commitments

At December 31, 2007, the Company had outstanding contracts regarding the purchase of seven additional hotels. Six of the seven hotels were under construction at that date, each with an expected completion date in 2008. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms, refundable deposits paid and gross purchase price for each hotel (dollar amounts in thousands):

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number of Rooms
Miami, FL	Courtyard	$15,000	$300	118
Tucson, AZ	Residence Inn	16,640	832	124
El Paso, TX	Homewood Suites	15,390	770	114
Columbus, GA	SpringHill Suites	9,675	100	85
Columbus, GA	TownePlace Suites	8,428	100	86
Dothan, AL	Residence Inn	9,669	100	84
Richmond, VA	Marriott	53,300	2,000	401

	Total	$128,102	$4,202	1,012

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits for hotels under contract in “Other assets, net” in the Company’s Consolidated Balance Sheets and in “Deposits and other disbursements for the potential acquisition of hotel properties” in the Company’s Consolidated Statements of Cash Flows.

The Company leases the underlying land for three hotel properties as of December 31, 2007. These land leases have remaining terms available to the Company ranging from 20 to 48 years, excluding any potential option periods to extend the initial lease term. The initial term for the land lease for the Residence Inn in Seattle, Washington extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the date of the hotel acquisition, the Company recorded an initial land lease liability. This liability will be amortized over the life of the lease, and is included in accrued expenses on the Company’s consolidated balance sheet; the amount of the liability at December 31, 2007 was $2.3 million. The Company has also assumed land leases pertaining to the Columbus, GA Fairfield Inn and the Macon, GA Hilton Garden Inn hotel properties. Based on an assessment of each of these two leases, no material land lease liability was assumed at date of acquisition.

Notes to Consolidated Financial Statements—(Continued)

The aggregate amounts of the estimated minimum lease payments pertaining to the Company’s land leases, for the five years subsequent to December 31, 2007 are as follows (in thousands):

Total
2008	$498
2009	573
2010	588
2011	588
2012	588
Thereafter	44,798

Total	$47,633

Note 10

Subsequent Events

In January 2008, the Company declared and paid $6.7 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of 201,207 Units.

On January 17, 2008, the Company closed on the purchase of a Residence Inn hotel in Tucson, Arizona, which contains 124 rooms. The gross purchase price of the hotel was $16.6 million.

On January 23, 2008, under the guidelines of the Company’s Unit Redemption Program, 88,843 Units were repurchased from shareholders at a cost of $907 thousand.

On January 25, 2008, the Company closed on the purchase of a full-service Marriott hotel in Richmond, Virginia, which contains 401 rooms. The gross purchase price of the hotel was $53.3 million. The Company assumed an existing mortgage loan on the property with a principal outstanding of $25.3 million, an annual fixed interest rate of 6.95% and a maturity date in September 2014.

In February 2008, the Company declared and paid $6.7 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of 204,039 Units.

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

Notes to Consolidated Financial Statements—(Continued)

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2007 and 2006. Income per share for the four quarters in 2007 and 2006 is non-additive in comparison to income per share for the years ended December 31, 2007 and 2006 due to the timing and size of the Company’s Unit issuances.

2007 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,455	$32,369	$42,870	$40,870
Net income	$4,803	$7,746	$11,529	$9,155
Basic and diluted income per common share	$0.12	$0.13	$0.13	$0.10
Distributions declared and paid per share	$0.22	$0.22	$0.22	$0.22

2006 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$1,672	$6,364	$12,309
Net income	$11	$118	$1,690	$1,619
Basic and diluted income per common share	$0.01	$0.01	$0.09	$0.05
Distributions declared and paid per share	$—	$0.22	$0.22	$0.22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c) (3), (d) (4) and (d) (5) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2008 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407 (e) (4) and (e) (5) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2008 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2008 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407 (a) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2008 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2008 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Seven, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period May 26, 2005 (initial capitalization) through December 31, 2005

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007 and 2006 and for the period May 26, 2005 (initial capitalization) through December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period May 26, 2005 (initial capitalization) through December 31, 2005

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2007

(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms

						Bldg Imp. & FF&E
				Land	Bldg./FF&E
Montgomery	AL	Homewood Suites	$—	$978	$10,032	$84	$11,094	$(462)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	765	9,960	155	10,880	(444)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	502	5,867	51	6,420	(289)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	643	9,879	1,078	11,600	(491)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	740	9,887	10	10,637	(476)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,092	10,889	4	11,985	(475)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,175	8,439	—	9,614	(223)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	570	4,243	3	4,816	(87)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,088	8,741	—	9,829	(77)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	803	8,383	—	9,186	(25)	2007	Dec-07	3 - 39 yrs.	86
San Diego	CA	Hilton Garden Inn	—	5,021	30,345	154	35,520	(1,606)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,669	32,271	88	37,028	(1,065)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,511	21,434	—	25,945	(448)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	15,635	7,354	26,215	75	33,644	(456)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,694	37,938	25	43,657	(518)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,485	2,345	17,333	112	19,790	(436)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,518	18,545	36	21,099	(500)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,785	12,277	195	14,257	(552)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	9,647	3,215	22,152	1,172	26,539	(573)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,446	910	6,202	—	7,112	(134)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	4,151	1,558	8,840	2	10,400	(196)	2000	Apr-07	3 - 39 yrs.	78
Columbus	GA	Fairfield Inn	—	—	7,620	2	7,622	(172)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	7	10,122	(209)	2007	Jun-07	3 - 39 yrs.	101
Boise	ID	SpringHill Suites	—	2,024	19,578	2	21,604	(233)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	16,818	4,586	39,500	676	44,762	(1,229)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	877	8,914	—	9,791	(380)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	4,004	336	4,928	622	5,886	(180)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	12,398	2,731	19,498	97	22,326	(614)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,618	11,364	1,226	15,208	(284)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,676	16,470	115	20,261	(391)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,161	24,420	210	27,791	(771)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	556	6,817	77	7,450	(273)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,722	9,747	216	11,685	(202)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	—	1,098	13,049	42	14,189	(798)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,135	7,739	—	8,874	(405)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	501	7,575	5	8,081	(381)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	705	11,543	—	12,248	(225)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,310	16	12,871	(156)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,130	13,086	—	14,216	(149)	2007	Sep-07	3 - 39 yrs.	123
Provo	UT	Residence Inn	5,494	1,358	10,388	37	11,783	(173)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,830	147	36,987	(451)	1987	Jul-07	3 - 39 yrs.	176
Seattle	WA	Residence Inn	—	—	60,489	2,878	63,367	(2,315)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,314	15,121	7	16,442	(319)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,513	28,499	—	32,012	(220)	2006	Oct-07	3 - 39 yrs.	150
Construction in Progress			—	—	—	198	198

			$83,078	$86,532	$710,472	$9,824	$806,828	$(20,063)				5,403

Real estate owned:	2007	2006	Accumulated depreciation:	2007	2006
Balance as of January 1	$350,165	—	Balance as of January 1	$(3,073)	$—
Acquisition	446,920	350,084	Depreciation expense	(16,990)	(3,073)
Improvements	9,743	81

Balance at December 31	$806,828	$350,165	Balance at December 31	$(20,063)	$(3,073)

(1)	The cost basis for Federal Income Tax purposes approximates the cost basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2008
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 3, 2008
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2008
Glade M. Knight, Director

By:	/s/ GLENN W. BUNTING	Date: March 3, 2008
Glenn W. Bunting, Director

By:	/s/ KENNETH W. COLTON	Date: March 3, 2008
Kenneth W. Colton, Director

By:	/s/ LISA B. KERN	Date: March 3, 2008
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 3, 2008
Bruce H. Matson, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to the amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.1	Advisory Agreement between the Registrant and Apple Seven Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.3	Apple REIT Seven, Inc. 2005 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006) *

10.4	Apple REIT Seven, Inc. 2005 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006) *

10.5	Guaranty and Reimbursement Agreement made by Glade M. Knight. (Incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.6	Purchase Contract dated as of September 29, 2004 between Midway Eldridge Hotel Partners, L.P. and Apple Six Hospitality, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.7	Assignment of Contract dated as of April 25, 2006 between Apple Six Hospitality, Inc., and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.7 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.8	Management Agreement dated as of April 26, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.8 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.9	Residence Inn by Marriott Relicensing Agreement dated as of April 26, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.9 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.10	Hotel Lease Agreement effective as of April 26, 2006 between Apple Seven Hospitality Texas, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.10 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.11	Purchase Contract dated as of April 27, 2006 between Briggs Renewal Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.12	Purchase Contract dated as of March 6, 2006 between Hospitality Ventures DMCY, LLC and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

Exhibit Number	Description of Documents
10.13	Assignment of Contract dated as of April 27, 2006 between Apple Six Hospitality Ownership, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of March 9, 2006 between Bernardo Ventures and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.15	Assignment of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of April 11, 2006 between Apple Suites Realty Group, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)

10.16	Management Agreement dated as of May 9, 2006 between Inn Ventures, Inc. and Apple Seven Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.17	Franchise License Agreement dated as of May 9, 2006 between Hilton Hotels Corporation and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.18	Schedule of information for an additional and substantially identical Hotel Lease Agreement dated as of May 9, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.18 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.19	Purchase Contract dated as of June 21, 2005 between BMC Hotel Property, LTD and Apple Six Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.19 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.20	Assignment of Contract dated as of June 6, 2006 between Apple Six Hospitality Texas, L.P. and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.20 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.21	Management Agreement dated as of June 6, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.21 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.22	Schedule of information for an additional and substantially identical Hotel Lease Agreement effective as of June 6, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.22 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.23	Courtyard by Marriott Relicensing Agreement dated as of June 19, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.23 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.24	Purchase Contract dated as of June 27, 2006 between Napstak II, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

Exhibit Number	Description of Documents
10.25	Purchase Contract dated as of June 27, 2006 between Lake Union Hotel Associates Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.26	Purchase Contract dated as of June 29, 2006 among Montgomery Hotels LLC; Montgomery Hotels II, LLC; Troy Hotels, LLC; Auburn Hotels, L.L.C.; Huntsville Hotel I, LLC; HoPo/Tupelo Hotels LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.27	Purchase Contract dated as of June 29, 2006 between IRNM Hotel Investors, L.L.C and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

10.28	Master Purchase Agreement dated as of September 27, 2006 among Apple Seven Hospitality Ownership, Inc. and the parties named therein. (Incorporated by reference to Exhibit 10.28 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.29	Purchase Contract dated as of September 27, 2006 between Sunbelt-CTR, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.30	Purchase Contract dated as of September 27, 2006 between Sunbelt-CPA, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.31	Purchase Contract dated as of September 27, 2006 between Sunbelt-CHM, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.32	Agreement of Purchase and Sale dated October 17, 2006 by and between RGT-HB San Diego, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.33	Agreement of Purchase and Sale dated October 17, 2006 by and between Barrone Hotel Investors, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.34	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-Rancho B. Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.35	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-SD Provo, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.36	Agreement of Purchase and Sale dated October 17, 2006 by and between FTRC Hotel Partners, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

Exhibit Number	Description of Documents
10.37	Agreement of Purchase and Sale dated October 17, 2006 by and between Coachman Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.38	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-HR Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.39	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-BL Associates, L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.40	Agreement of Purchase and Sale dated October 17, 2006 by and between Mahwah Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.41	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-CO Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.42	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-AH Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant’s Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.43	Purchase Contract dated October 30, 2006 by and between Linchris Hotel Partners of L.I., LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.44	Purchase Contract dated November 3, 2006 by and between Tucairri Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.44 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.45	Purchase Contract dated November 3, 2006 by and between HWELP Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.46	Purchase Contract dated November 3, 2006 by and between SATX-TPS-NW Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.46 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.47	Purchase Contract dated November 3, 2006 by and between SAT-TPS-AIR Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.48	Loan Agreement dated December 14, 2006 by and between Wachovia Bank, N.A. and Apple REIT Seven Inc. (Incorporated by reference to Exhibit 10.48 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.49	Purchase Contract dated January 16, 2007 by and between Sunbelt-Columbus, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

Exhibit Number	Description of Documents
10.50	Purchase Contract dated January 16, 2007 by and between Blumberg-Dothan Motel, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.51	Purchase Contract dated January 16, 2007 by and between Sunbelt-Lakeland., L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.52	Purchase Contract dated January 16, 2007 by and between Sunbelt-Tallahassee, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant’s Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

10.53	Agreement of Purchase and Sale dated April 4, 2007 by and between Hampton Inns, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to the registrant’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-125546) filed April 26, 2007)

10.54	Purchase Contract dated May 4, 2007 by and between Alexandria Hotel and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)

10.55	Purchase Contract dated June 19, 2007 by and between Sunbelt-SCG, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.55 to the registrant’s quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)

10.56	Purchase Contract dated June 19, 2007 by and between Sunbelt-TCG, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.56 to the registrant’s quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)

10.57	Purchase Contract dated June 19, 2007 by and between Sunbelt-RDA, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.57 to the registrant’s quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)

10.58	Purchase Contract dated June 19, 2007 by and between Sunbelt-THA, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.58 to the registrant’s quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)

10.59	Purchase Contract dated September 24, 2007 by and between PRVA II, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.59 to the registrant’s quarterly report on Form 10-Q (SEC File 000-52585) filed November 2, 2007)

21.1	Subsidiaries of the Registrant (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.