Form 10-Q
period 2008-03-31
Apple REIT Seven, Inc.
filed 2008-05-02
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes    ☒  No

As of May 1, 2008 there were 92,318,444 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations - Three months ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	20

Signatures		21

This Form 10-Q includes references to certain trademarks or service marks. The Springhill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Investment in real estate, net of accumulated depreciation of $26,551 and $20,063, respectively	$872,093	$786,765
Cash and cash equivalents	78,259	142,437
Restricted cash-furniture, fixtures and other escrows	11,946	10,658
Due from third party managers	10,242	6,249
Other assets, net	13,532	15,139

TOTAL ASSETS	$986,072	$961,248

LIABILITIES
Notes payable	$111,404	$84,705
Accounts payable and accrued expenses	10,800	8,012

TOTAL LIABILITIES	122,204	92,717

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 92,237,700 and 91,713,410 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,237,700 and 91,713,410 shares, respectively	910,486	904,649
Distributions greater than net income	(46,642)	(36,142)

TOTAL SHAREHOLDERS’ EQUITY	863,868	868,531

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$986,072	$961,248

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues:
Room revenue	$46,300	$20,804
Other revenue	4,156	1,651

Total revenue	50,456	22,455

Expenses:
Operating expense	13,350	5,344
Hotel administrative expense	4,091	1,602
Sales and marketing	3,872	1,790
Utilities	2,070	995
Repair and maintenance	2,282	916
Franchise fees	1,953	848
Management fees	1,722	720
Taxes, insurance and other	3,198	1,568
General and administrative	1,398	675
Depreciation expense	6,488	2,758

Total expenses	40,424	17,216

Operating income	10,032	5,239
Interest expense, net	(324)	(436)

Net income	$9,708	$4,803

Basic and diluted net income per common share	$0.11	$0.12

Weighted average common shares outstanding - basic and diluted	91,954	40,848
Distributions declared and paid per common share	$0.22	$0.22

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash flow provided by operating activities:
Net income	$9,708	$4,803
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	6,488	2,758
Amortization of deferred financing costs and fair value adjustments	(79)	182
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase in funds due from third party managers	(3,691)	(3,221)
Increase in other assets	(356)	(144)
Increase in accounts payable and accrued expenses	80	41

Net cash provided by operating activities	12,150	4,419
Cash flow from investing activities:
Cash paid for the acquisition of hotel properties	(54,519)	(79,986)
Deposits and other disbursements for potential acquisition of hotel properties	(78)	(762)
Capital improvements	(5,936)	(297)
Net increase in cash restricted for property improvements	(632)	—

Net cash used in investing activities	(61,165)	(81,045)
Cash flow from financing activities:
Payment of notes payable	(510)	(18,185)
Payment of financing costs related to loan assumptions	(281)	(365)
Redemptions of common stock	(907)	—
Net proceeds related to issuance of common stock	6,744	107,938
Cash distributions paid to common shareholders	(20,209)	(8,808)

Net cash (used in) provided by financing activities	(15,163)	80,580
Increase (decrease) in cash and cash equivalents	(64,178)	3,954
Cash and cash equivalents, beginning of period	142,437	44,604

Cash and cash equivalents, end of period	$78,259	$48,558

Non-cash transactions:
Notes payable assumed in acquisitions	$27,334	$26,006

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. In July 2007, the Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). The Company has no foreign operations or assets and its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three months ended March 31, 2008 and 2007. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Note 2

Investments in Real Estate

During the three months ended March 31, 2008, the Company completed the purchase of three hotels. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired during this period (dollars in thousands).

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Residence Inn	Western	$16,640	124	1/17/08
Richmond, VA	Marriott	White	53,300	401	1/25/08
Columbus, GA	SpringHill Suites	LBA	9,675	85	3/06/08

			$79,615	610

In conjunction with the January 2008 acquisition of the full-service Marriott hotel in Richmond, Virginia (“MRV”), the Company assumed mortgage indebtedness in the principal amount of $25.3 million. The note bears interest at a rate of 6.95% per annum and has a stated maturity date of September 1, 2014. With the exception of the assumed mortgage note payable, substantially all of the purchase price of the three hotels acquired in the first quarter was funded by the Company’s cash balances on hand at December 31, 2007. Additionally, the Company used cash on hand to pay 2% of the gross purchase price for these hotels, which totaled $1.6 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in real estate properties.

Under terms of the purchase contract for the MRV hotel, the Company assumed an existing land lease with a third-party lessor. The land lease extends through December 2102. The lease is subject to payment adjustments, based on Consumer Price Index measurements, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease’s fair value adjustment was approximately $0.9 million at March 31, 2008, and is included in other assets on the Company’s consolidated balance sheet. Upon assumption of the MRV land lease, the Company also assumed certain contingent responsibilities of the predecessor owner. Dependent on conditions which include the hotel exceeding stated revenue per available room (“REVPar”) thresholds for a trailing twelve month period (with such thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of March 31, 2008, there is no requirement to commence an expansion of the MRV hotel.

A fair value adjustment was recorded upon the assumption of the above market rate mortgage loan for the MRV hotel. The premium will be amortized over the remaining stated term of the mortgage note payable using a method approximating the effective interest rate method. The unamortized balance of the fair value adjustment for this mortgage loan payable was approximately $2.0 million at March 31, 2008; this balance is included in notes payable on the Company’s consolidated balance sheet. As noted above, the mortgage assumed has a stated maturity of September 1, 2014. As a condition of the mortgage loan, the maturity of the note payable may be accelerated by the lender should the Company be required to expand the MRV hotel as previously discussed.

The aggregate amounts of scheduled principal payments due under the MRV mortgage note, and the aggregate amounts of estimated minimum lease payments pertaining to the MRV land lease, for the periods subsequent to the January 25, 2008 acquisition of the MRV hotel, are as follows (in thousands):

	2008	2009	2010	2011	2012	After 2012	Total
MRV note payable	$472	550	590	632	678	22,376	$25,298
MRV land lease	92	200	200	200	200	43,000	43,892

Total	$564	750	790	832	878	65,376	$69,190

No goodwill was recorded in connection with any of these acquisitions.

The Company has leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease arrangements.

At March 31, 2008, the Company’s investment in real estate consisted of the following (in thousands):

Land	$88,735
Building and Improvements	767,007
Furniture, Fixtures and Equipment	42,902

898,644
Less Accumulated Depreciation	26,551

Investment in Real Estate, net	$872,093

As of March 31, 2008, the Company had entered into purchase contracts for four additional hotels, all of which were under construction at the end of the quarter, with completion expected by the end of the year. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of March 31, 2008. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel (dollars in thousands).

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number Of Rooms
Miami, FL	Courtyard	$15,000	$300	118
Columbus, GA	TownePlace Suites	8,428	100	86
El Paso, TX	Homewood Suites	15,390	770	114
Dothan, AL	Residence Inn	9,669	100	84

Total		$48,487	$1,270	402

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $17.1 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with ASA during each of the three month periods ended March 31, 2008 and 2007 were approximately $0.9 million and $0.4 million, respectively

ASRG and ASA are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2008, the Company redeemed approximately 89 thousand Units for approximately $0.9 million under the program. No redemptions occurred during the three months ended March 31, 2007.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2008, approximately 613 thousand Units, representing $6.7 million in proceeds to the Company, were issued under the plan. No issuances occurred during the three months ended March 31, 2007.

Note 5

Pro Forma Information

The following unaudited pro forma information for the three months ended March 31, 2007 is presented as if the acquisitions of the Company’s 26 hotels acquired in 2007 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The results of operations for the hotels acquired in the first quarter of 2008 for the period not owned were not significant compared to the Company’s total results of operations. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods.

(in thousands, except per share data)	For the three months ended March 31, 2007
Hotel revenues	$38,314
Net income	$5,872
Net income per share - basic and diluted	$0.12

The pro forma information reflects adjustments for actual revenues and expenses of the 26 hotels acquired during 2007 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions, and where applicable, utilization of the Company’s line of credit borrowing facility; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Note 6

Subsequent Events

On April 15, 2008, the Company paid $0.73334 per common share, totaling $6.8 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.3 million were reinvested, resulting in the issuance of 210,470 Units.

In April 2008, the Company redeemed 129,727 Units for approximately $1.3 million under its Unit Redemption Program.

On April 16, 2008, the Company completed the purchase of a Residence Inn hotel in Dothan, Alabama. The purchase price was $9.7 million for the 84 room hotel.

On April 23, 2008, the Company completed the purchase of a Homewood Suites hotel in El Paso, Texas. The purchase price was $15.4 million for the 114 room hotel.

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

Overview

The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007. The Company owned 47 hotels as of March 31, 2008, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and three hotels were purchased during the first three months of 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results (in thousands, except statistical data):

	Three months ended March 31, 2008	Percent of Revenue	Three months ended March 31, 2007	Percent of Revenue
Total revenues	$50,456	100%	$22,455	100%
Hotel direct expenses	29,340	58%	12,215	54%
Taxes, insurance and other expense	3,198	6%	1,568	7%
General and administrative expense	1,398	3%	675	3%
Depreciation expense	6,488		2,758
Interest expense, net	324		436
Number of hotels	47		24
Average Daily Rate (ADR)	$122		$122
Occupancy	71%		73%
RevPAR	$87		$89

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 47 hotels the Company owned at March 31, 2008:

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/2006	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/2006	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/2006	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/2006	107	11,606
Prattville	AL	Courtyard	LBA	4/24/2007	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/2007	63	4,584
Trussville	AL	Courtyard	LBA	10/4/2007	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/2007	86	8,927
Tucson	AZ	Residence Inn	Western	1/17/2008	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/2006	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/2006	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/2007	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/2007	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/2007	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/2007	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/2007	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/2006	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/2007	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/2007	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/2007	78	9,805
Columbus	GA	Fairfield Inn	LBA	4/24/2007	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/2007	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/2008	85	9,675
Boise	ID	SpringHill Suites	Inn Ventures	9/14/2007	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/2006	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/2006	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/2007	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/2006	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/2007	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/2007	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/2006	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/2006	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/2007	140	11,100
Houston	TX	Residence Inn	Western	4/27/2006	129	13,600
Brownsville	TX	Courtyard	Western	6/19/2006	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/2006	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/2007	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/2007	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/2007	123	13,838
Provo	UT	Residence Inn	Dimension	6/13/2007	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/2007	176	36,997
Richmond	VA	Marriott	White	1/25/2008	401	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/2006	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/2007	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/2007	150	31,000

Total					6,013	$853,107

With the exception of assumed mortgage loans (approximately $130 million of principal was assumed, secured by 10 hotels) on some hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $17.1 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements.

Of the Company’s 47 hotels owned at March 31, 2008, three were purchased during the first quarter of 2008. The total gross purchase price for these three hotels, with a total of 610 rooms, was approximately $79.6 million.

Results of Operations

The Company was initially capitalized in May 2005 and began operations on April 27, 2006, with the Company’s first property acquisition. As of March 31, 2007, the Company owned 24 hotels (six of which were purchased during the first quarter of 2007), compared to the 47 hotels owned at March 31, 2008. As a result of this activity, a comparison of operations for the three month period ended March 31, 2008 to the prior year is not meaningful. In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 47 hotels acquired through March 31, 2008 for their respective periods owned. For the three months ended March 31, 2008 and 2007, the Company had total revenue of $50.5 and $22.5 million, respectively, with average occupancy of 71% and 73%, average daily rate (“ADR”) of $122 for both periods and revenue per available room (“RevPAR”) of $87 and $89. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are comparable with industry and brand averages in the markets where the Company’s hotels are located.

Expenses

Expenses for the three months ended March 31 2008 and 2007 represent the expenses related to the 47 hotels acquired through March 31, 2008 for their respective periods owned. For the three months ended March 31, 2008 and 2007, hotel direct expenses totaled $29.3 and $12.2 million, or 58% and 54% of total revenue, respectively. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. At the time of purchase of the 401 room full-service Marriott hotel in Richmond, Virginia (“MRV”) on January 25, 2008, the Company implemented a change from the predecessor owner’s prior hotel management company to White Lodging Services Corporation. The Company incurred hotel staff recruiting, training, travel and relocation costs associated with the installation of the new management company and related personnel resources at the MRV. In addition, expenditures for non-capitalized items associated with improving the hotel’s rooms, restaurant, and overall service levels, and addressing deferred maintenance and repair, were incurred. Excluding the results of operations of the MRV hotel for the first quarter ended March 31, 2008, the Company’s hotel direct expenses were 55% of total revenue.

Taxes, insurance, and other expense for the three months ended March 31, 2008 and 2007 totaled $3.2 and $1.6 million, or 6% and 7% of total revenue, respectively. General and administrative expense for the three months ended March 31, 2008 and 2007 totaled $1.4 and $0.7 million, or 3% of total revenue for each period, respectively.

Depreciation expense was $6.5 and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. This amount represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three months ended March 31, 2008 and 2007, the Company recognized interest income of $980 and $425 thousand, respectively. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense during the three months ended March 31, 2008 and 2007 totaled $1.3 and $0.9 million, respectively. Interest expense primarily represents interest incurred on mortgage loans assumed on hotels acquired. As of March 31, 2008, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $111.4 million. Interest expense in 2008 is net of capitalized interest associated with three significant renovations the Company has in progress.

Liquidity and Capital Resources

The Company’s cash on hand ($78.3 million at March 31, 2008) and operating cash flow from the properties owned are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions to shareholders, property acquisitions, capital expenditures and debt service. The Company intends to use cash on hand at March 31, 2008 to fund a majority of its commitments to purchase hotel properties.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2008 totaled $20.2 million and were paid monthly at a rate of $0.073334 per common share. For the same period, the Company’s cash generated from operations was approximately $12.2 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the Company’s completed initial public offering of Units (completed in July 2007), and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annualized rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be primarily based on its ability to fully invest its available cash on hand in hotel properties, and thereby increase its funds generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the Company’s Unit offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2008, the Company also held $10.7 million in restricted cash accounts for capital improvement purposes required by certain loan or hotel management agreements. The Company substantially completed renovations on three hotel properties during the first quarter of 2008. In addition, major renovations were continuing on two other hotel properties at the end of the first quarter of 2008. An additional eight properties are expected to begin major renovations during the remainder of 2008. Total capital expenditures incurred in the first quarter of 2008 were approximately $5.2 million. Total capital expenditures are anticipated to be approximately $22 million over the remaining nine month period in 2008.

In conjunction with the January 2008 acquisition of the full-service Marriott hotel in Richmond, Virginia (MRV), the Company assumed mortgage indebtedness in the principal amount of $25.3 million. The note payable bears interest at a rate of 6.95% per annum and has a stated maturity date of September 1, 2014. Upon purchase of the MRV hotel, the Company also assumed an existing land lease with a third-party lessor. The land lease extends through December 2102. The Company assumed certain contingent responsibilities of the predecessor owner as part of the assumption of the MRV land lease. Dependent on conditions which include the hotel exceeding stated REVPar thresholds for a trailing twelve month period (with such thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of March 31, 2008, there is no requirement to commence an expansion of the MRV hotel. As a condition of the MRV mortgage loan assumed, the maturity of the note payable may be accelerated by the lender should the Company be required to expand the MRV hotel under the ground lease. Based on conditions as of March 31, 2008, an acceleration of the maturity date of the mortgage loan is not expected during 2008 or 2009.

The aggregate amounts of scheduled principal payments due under the MRV mortgage note, and the aggregate amounts of estimated minimum lease payments pertaining to the MRV land lease, for the periods subsequent to the January 25, 2008 acquisition of the MRV hotel, are as follows (in thousands):

	2008	2009	2010	2011	2012	After 2012	Total
MRV note payable	$472	550	590	632	678	22,376	$25,298
MRV land lease	92	200	200	200	200	43,000	43,892

Total	$564	750	790	832	878	65,376	$69,190

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2008, the Company redeemed approximately 89 thousand Units in the amount of $0.9 million under the program. No redemptions occurred during the three months ended March 31, 2007.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2008, approximately 613 thousand Units, representing $6.7 million in proceeds to the Company, were issued under the plan. No issuances occurred during the three months ended March 31, 2007.

As of March 31, 2008, the Company had entered into purchase contracts for four additional hotels, all of which were under construction at the end of the first quarter, with completion expected by the end of the year. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of March 31, 2008. The following table summarizes the location, brand, gross purchase price, refundable contract deposits, and number of rooms for each hotel (dollars in thousands).

Location	Franchise/Brand	Gross Purchase Price	Deposits Paid	Number Of Rooms
Miami, FL	Courtyard	$15,000	$300	118
Columbus, GA	TownePlace Suites	8,428	100	86
El Paso, TX	Homewood Suites	15,390	770	114
Dothan, AL	Residence Inn	9,669	100	84

Total		$48,487	$1,270	402

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $17.1 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with ASA during each of the three month periods ended March 31, 2008 and 2007 were approximately $0.9 million and $0.4 million, respectively.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Subsequent Events

On April 15, 2008, the Company paid $0.73334 per common share, totaling $6.8 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.3 million were reinvested, resulting in the issuance of 210,470 Units.

In April 2008, the Company redeemed 129,727 Units for approximately $1.3 million under its Unit Redemption Program.

On April 16, 2008, the Company completed the purchase of a Residence Inn hotel in Dothan, Alabama. The purchase price was $9.7 million for the 84 room hotel.

On April 23, 2008, the Company completed the purchase of a Homewood Suites hotel in El Paso, Texas. The purchase price was $15.4 million for the 114 room hotel.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at March 31, 2008 of $78.3 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $783 thousand, all other factors remaining the same.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the first quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2008	88,843	$10.21	227,115		(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the Registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006).

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 2, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 2, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)