Form 10-Q
period 2008-09-30
Apple REIT Seven, Inc.
filed 2008-11-03
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52585.

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 EAST MAIN STREET, RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2008 there were 93,097,374 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations – For the three and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows – For the nine months ended September 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	20

Signatures		21

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

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Investment in real estate, net of accumulated depreciation of $40,873 and $20,063, respectively	$920,069	$786,765
Cash and cash equivalents	26,333	142,437
Restricted cash-furniture, fixtures and other escrows	11,260	10,658
Due from third party managers	10,518	6,249
Other assets, net	11,372	15,139

TOTAL ASSETS	$979,552	$961,248

LIABILITIES
Notes payable	$110,003	$84,705
Accounts payable and accrued expenses	14,118	8,012

TOTAL LIABILITIES	124,121	92,717

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 93,125,916 and 91,713,410 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,125,916 and 91,713,410 shares, respectively	920,625	904,649
Distributions greater than net income	(65,218)	(36,142)

TOTAL SHAREHOLDERS’ EQUITY	855,431	868,531

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$979,552	$961,248

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues:
Room revenue	$52,552	$40,235	$151,031	$91,299
Other revenue	4,696	2,635	13,852	6,395

Total revenue	57,248	42,870	164,883	97,694

Expenses:
Operating expense	14,805	10,368	42,728	23,594
Hotel administrative expense	4,240	2,977	13,323	6,835
Sales and marketing	4,228	3,231	12,433	7,602
Utilities	2,735	1,857	6,939	4,094
Repair and maintenance	2,592	1,777	7,291	4,025
Franchise fees	2,201	1,602	6,421	3,711
Management fees	1,927	1,546	5,765	3,373
Taxes, insurance and other	3,898	2,383	10,341	6,349
General and administrative	1,323	958	4,381	2,608
Depreciation expense	7,313	4,919	20,809	11,407

Total expenses	45,262	31,618	130,431	73,598

Operating income	11,986	11,252	34,452	24,096
Debt extinguishment costs	—	(1,386)	—	(1,386)
Interest income (expense), net	(1,250)	1,663	(2,588)	1,368

Net income	$10,736	$11,529	$31,864	$24,078

Basic and diluted net income per common share	$0.12	$0.13	$0.34	$0.38

Weighted average common shares outstanding; basic and diluted	92,865	90,728	92,428	63,793
Distributions declared and paid per common share	$0.22	$0.22	$0.66	$0.66

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flow from operating activities:
Net income	$31,864	$24,078
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	20,809	11,407
Amortization of deferred financing costs and fair value adjustments	(219)	538
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(3,887)	(5,456)
Decrease (increase) in other operating assets	(91)	62
Increase in accounts payable and accrued expenses	2,773	2,608

Net cash provided by operating activities	51,249	33,237
Cash flow used in investing activities:
Cash paid for the acquisition of hotel properties	(102,991)	(324,307)
Deposits and other disbursements for potential acquisition of hotel properties	(126)	(1,853)
Capital improvements	(17,849)	(3,871)
Additions to other non-hotel assets	—	(3,700)
Net decrease in cash restricted for property improvements	552	468

Net cash used in investing activities	(120,414)	(333,263)
Cash flow from financing activities:
Payment of notes payable	(1,613)	(37,488)
Payment of financing costs related to loan assumptions	(301)	(1,091)
Redemptions of common stock	(4,933)	(640)
Net proceeds related to issuance of common stock	20,848	536,512
Cash distributions paid to common shareholders	(60,940)	(40,136)

Net cash (used in) provided by financing activities	(46,939)	457,157
Increase (decrease) in cash and cash equivalents	(116,104)	157,131
Cash and cash equivalents, beginning of period	142,437	44,604

Cash and cash equivalents, end of period	$26,333	$201,735

Non-cash transactions:
Notes payable assumed in acquisitions	$27,334	$74,112

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the nine months ended September 30, 2008 and 2007. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

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

Note 2

Investments in Real Estate

During the nine months ended September 30, 2008, the Company completed the purchase of seven hotels. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired during this period (dollars in thousands).

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Residence Inn	Western	$16,640	124	1/17/2008
Richmond, VA	Marriott	White	53,300	401	1/25/2008
Columbus, GA	SpringHill Suites	LBA	9,675	85	3/06/2008
Dothan, AL	Residence Inn	LBA	9,669	84	4/16/2008
El Paso, TX	Homewood Suites	Western	15,390	114	4/23/2008
Columbus, GA	TownePlace Suites	LBA	8,428	86	5/22/2008
Miami, FL	Courtyard	Dimension	15,000	118	9/05/2008

			$128,102	1,012

In conjunction with the January 2008 acquisition of the full-service Marriott hotel in Richmond, Virginia (“MRV”), the Company assumed mortgage indebtedness in the principal amount of $25.3 million. The note bears interest at a rate of 6.95% per annum and has a stated maturity date of September 1, 2014. With the exception of the assumed mortgage note payable, substantially all of the purchase price of the seven hotels acquired in the first nine months of 2008 was funded by the Company’s cash balances on hand at December 31, 2007. Additionally, the Company used cash on hand to pay 2% of the gross purchase price for these hotels, which totaled $2.6 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is wholly-owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in real estate properties.

Under terms of the purchase contract for the MRV hotel, the Company assumed an existing land lease with a third-party lessor. The land lease extends through December 2102. The lease is subject to payment adjustments, based on Consumer Price Index measurements, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease’s fair value adjustment was approximately $0.9 million at September 30, 2008, and is included in other assets on the Company’s consolidated balance sheet. Upon assumption of the MRV land lease, the Company also assumed certain contingent responsibilities of the predecessor owner. Dependent on conditions which include the hotel exceeding stated revenue per available room (“REVPar”) thresholds for a trailing twelve month period (with such thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of September 30, 2008, there is no requirement to commence an expansion of the MRV hotel.

A fair value adjustment was recorded upon the assumption of the above market rate mortgage loan for the MRV hotel. The premium will be amortized over the remaining stated term of the mortgage note payable using a method approximating the effective interest rate method. The unamortized balance of the fair value adjustment for this mortgage loan payable was approximately $1.8 million at September 30, 2008; this balance is included in notes payable on the Company’s consolidated balance sheet. As noted above, the mortgage assumed has a stated maturity of September 1, 2014. As a condition of the mortgage loan, the maturity of the note payable may be accelerated by the lender should the Company be required to expand the MRV hotel as previously discussed.

The aggregate amounts of scheduled principal payments due under the MRV mortgage note, and the aggregate amounts of estimated minimum lease payments pertaining to the MRV land lease, for the periods subsequent to the January 25, 2008 acquisition of the MRV hotel, are as follows (in thousands):

	2008	2009	2010	2011	2012	After 2012	Total
MRV note payable	$472	$550	$590	$632	$678	$22,376	$25,298
MRV land lease	92	200	200	200	200	43,000	43,892

Total	$564	$750	$790	$832	$878	$65,376	$69,190

No goodwill was recorded in connection with any of these acquisitions.

The Company has leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease arrangements.

At September 30, 2008, the Company’s investment in real estate consisted of the following (in thousands):

Land	$90,718
Building and Improvements	816,042
Furniture, Fixtures and Equipment	54,182

960,942
Less Accumulated Depreciation	40,873

Investment in Real Estate, net	$920,069

Upon the completion of the purchase of the Miami, FL Courtyard hotel on September 5, 2008, the Company had no outstanding hotel purchase contracts.

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with ASA during each of the nine month periods ended September 30, 2008 and 2007 were approximately $2.6 million and $1.5 million, respectively.

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

Note 4

Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2008, the Company redeemed approximately 483 thousand Units for approximately $4.9 million under the program. During the nine months ended September 30, 2007, the Company redeemed approximately 64 thousand Units in the amount of $0.6 million under the program.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2008, approximately 1.9 million Units, representing $20.8 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2007, approximately 0.2 million Units, representing $1.8 million in proceeds to the Company, were issued under the plan.

Note 5

Pro Forma Information

The following unaudited pro forma information for the three month and nine month periods ended September 30, 2007 is presented as if the acquisitions of the Company’s 26 hotels acquired in 2007 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The results of operations for the hotels acquired in the first nine months of 2008 for the period not owned were not significant compared to the Company’s total results of operations. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods.

(in thousands, except per share data)	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Hotel revenues	$46,931	$129,078
Net income	$11,364	$26,452
Net income per share - basic and diluted	$0.12	$0.38

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

Note 6

Subsequent Events

On October 15, 2008, the Company paid $0.073334 per common share, totaling $6.8 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of 217,535 Units.

In October 2008, the Company redeemed 246,077 Units for approximately $2.5 million under its Unit Redemption Program.

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

Overview

The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007. The Company owned 51 hotels as of September 30, 2008, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were purchased during the first nine months of 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results (in thousands, except statistical data):

	Three months ended September 30,					Nine months ended September 30,
	2008	% of Revenue	2007	% of Revenue	Percent change	2008	% of Revenue	2007	% of Revenue	Percent change
Total hotel revenue	$57,248	100%	$42,870	100%	34%	$164,883	100%	$97,694	100%	69%

Hotel operating expenses	32,728	57%	23,358	54%	40%	94,900	58%	53,234	54%	78%
Taxes, insurance and other expense	3,898	7%	2,383	6%	64%	10,341	6%	6,349	6%	63%

General and administrative expense	1,323	2%	958	2%	38%	4,381	3%	2,608	3%	68%
Depreciation	7,313		4,919		49%	20,809		11,407		82%

Interest (expense) income, net	(1,250)		1,663		NA	(2,588)		1,368		NA

Number of hotels	51		41		24%	51		41		24%
ADR	$121		$121		0%	$121		$121		0%
Occupancy	75%		78%		-4%	74%		77%		-4%
RevPAR	$91		$94		-3%	$90		$93		-3%

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2008:

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/2006	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/2006	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/2006	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/2006	107	11,606
Prattville	AL	Courtyard	LBA	4/24/2007	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/2007	63	4,584
Trussville	AL	Courtyard	LBA	10/4/2007	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/2007	86	8,927
Dothan	AL	Residence Inn	LBA	4/16/2008	84	9,669
Tucson	AZ	Residence Inn	Western	1/17/2008	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/2006	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/2006	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/2007	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/2007	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/2007	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/2007	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/2007	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/2006	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/2007	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/2007	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/2007	78	9,805
Miami	FL	Courtyard	Dimension	9/5/2008	118	15,000

Columbus	GA	Fairfield Inn	LBA	4/24/2007	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/2007	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/2008	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/2008	86	8,428
Boise	ID	SpringHill Suites	Inn Ventures	9/14/2007	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/2006	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/2006	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/2007	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/2006	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/2007	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/2007	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/2006	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/2006	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/2007	140	11,100
Houston	TX	Residence Inn	Western	4/27/2006	129	13,600
Brownsville	TX	Courtyard	Western	6/19/2006	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/2006	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/2007	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/2007	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/2007	123	13,838
El Paso	TX	Homewood Suites	Western	4/23/2008	114	15,390
Provo	UT	Residence Inn	Dimension	6/13/2007	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/2007	176	36,997
Richmond	VA	Marriott	White	1/25/2008	401	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/2006	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/2007	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/2007	150	31,000

				Total	6,415	$901,594

With the exception of assumed mortgage loans (approximately $130 million of principal was assumed, secured by 10 hotels) on certain hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements.

Of the Company’s 51 hotels owned at September 30, 2008, one was purchased during the third quarter of 2008. The total gross purchase price for the Miami, FL Courtyard hotel, with a total of 118 rooms, was approximately $15.0 million. For the nine month period ended September 30, 2008, the Company completed the purchase of seven hotels, with a total of 1,012 rooms, for a combined gross purchase price of approximately $128.1 million.

Results of Operations

The Company was initially capitalized in May 2005 and began operations on April 27, 2006, with the Company’s first property acquisition. As of September 30, 2008, the Company owned 51 hotels (seven of which were purchased during the first nine months of 2008), compared to 41 hotels owned at September 30, 2007 (23 of which were purchased during the first nine months of 2007). As a result of this activity, a comparison of operations for the three month and nine month periods ended September 30, 2008 to the prior year is not meaningful. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the Company expects results of the Company’s hotels to range from minimal growth to declines until general economic conditions improve. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations included in the consolidated statement of operations are for the Company’s hotels acquired through September 30, 2008, for the respective period of ownership for each property. The Company owned 51 hotels as of September 30, 2008, compared to 41 hotels owned as of September 30, 2007. For the three months ended September 30, 2008 and 2007, the Company had total revenue of $57.2 and $42.9 million, respectively, with average occupancy of 75% and 78%, average daily rate (“ADR”) of $121 and $121, and revenue per available room (“RevPAR”) of $91 and $94. For the nine month periods ended September 30, 2008 and 2007, the Company had total revenue of $164.9 and $97.7 million, respectively, with average occupancy of 74% and 77%, ADR of $121 and $121, and RevPAR of $90 and $93. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are comparable with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. However, as supply of hotel rooms in markets that the Company serves has begun to meet demand, and general economic conditions have weakened, the Company’s revenue at some individual hotels has experienced declines compared to prior year results. The Company expects this trend to continue for the remainder of 2008 and into 2009. As a result, the Company does not anticipate improvement in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in the previous year.

Expenses

For the three month periods ended September 30, 2008 and 2007, hotel direct expenses totaled $32.7 and $23.4 million, or 57% and 54% of total revenue, respectively. For the nine month periods ended September 30, 2008 and 2007, hotel direct expenses were $94.9 and $53.2 million, or 58% and 54% of total revenue for each applicable period. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. At the time of purchase of the 401 room full-service Marriott hotel in Richmond, Virginia (“MRV”) on January 25, 2008, the Company implemented a change from the predecessor owner’s prior hotel management company to White Lodging Services Corporation. The Company incurred hotel staff recruiting, training, travel and relocation costs associated with the installation of the new management company and related personnel resources at the MRV. In addition, expenditures for non-capitalized items associated with improving the hotel’s rooms, restaurant, and overall service levels, and addressing deferred maintenance and repair, were incurred. These transition costs associated with the MRV hotel were approximately $0.2 and $1.1 million for the three and nine month periods ended September 30, 2008, respectively. Excluding the results of operations of the MRV hotel, the Company’s hotel direct expenses were 55% of total revenue for both the third quarter of 2008 and the nine months ended September 30, 2008.

Taxes, insurance, and other expense for the three months ended September 30, 2008 and 2007 were $3.9 and $2.4 million, or 7% and 6% of total revenue for the applicable period. For the nine month periods ended September 30, 2008 and 2007, taxes, insurance, and other expense totaled $10.3 and $6.3 million, or 6% of total revenue for each applicable period. General and administrative expense for the three months ended September 30, 2008 and 2007 were $1.3 and $1.0 million, representing 2% of total revenue. For the nine month periods ended September 30, 2008 and 2007, general and administrative expense totaled $4.4 and $2.6 million, or 3% of total revenue for each period.

Depreciation expense for the three months ended September 30, 2008 and 2007 was $7.3 million and $4.9 million. For the nine month periods ended September 30, 2008 and 2007, depreciation expense totaled $20.8 and $11.4 million. These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three months ended September 30, 2008 and 2007, the Company recognized interest income of $0.3 and $3.5 million, respectively. For the nine month periods ended September 30, 2008 and 2007, interest income totaled $1.7 and $5.2 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments. The Company’s average balances of invested cash have decreased since completion of the Company’s Unit offering in July 2007, due to the Company’s hotel acquisition and renovation activity. Since completion of the Unit offering in July 2007, the Company has acquired 14 hotel properties. Interest expense during the three months ended September 30, 2008 and 2007 totaled $1.6 and $1.8 million, respectively. For the nine month periods ended September 30, 2008 and 2007, interest expense totaled $4.3 and $3.9 million. Interest expense primarily represents interest incurred on mortgage loans assumed on acquired hotels. As of September 30, 2008, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $110.0 million. Interest expense in 2008 is net of capitalized interest, of approximately $0.7 million, associated with several significant renovations occurring in the first nine months of 2008. During the third quarter of 2007, the Company incurred debt extinguishment costs of $1.4 million, primarily related to the extinguishment of debt related to two hotel properties.

Liquidity and Capital Resources

The Company’s cash on hand ($26.3 million at September 30, 2008) and operating cash flow from the properties owned are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, cash on hand and credit availability will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions to shareholders, capital expenditures and debt service. With the purchase of the Miami, FL Courtyard hotel in September 2008, the Company no longer has any purchase contracts outstanding relating to property acquisitions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2008 totaled $60.9 million and were paid monthly at a rate of $0.073334 per common share. For the same period, the Company’s cash generated from operations was approximately $51.2 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the Company’s completed initial public offering of Units (completed in July 2007), and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annualized rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be primarily based on its ability to increase cash flow from operations from its hotel properties. Since there can be no assurance that the Company’s properties acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the Company’s Unit offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2008, the Company also held $9.5 million in restricted cash accounts for capital improvement purposes required by certain loan or hotel management agreements. The Company substantially completed significant renovations on six hotel properties during the first nine months of 2008. In addition, major renovations were continuing on two other hotel properties at the end of the third quarter of 2008. An additional two properties are expected to begin major renovations during the fourth quarter of 2008. Total capital expenditures incurred in the first nine months of 2008 were approximately $17.8 million. Additional capital expenditures are anticipated to be approximately $6 million over the remaining three month period in 2008.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2008, the Company redeemed approximately 483 thousand Units in the amount of $4.9 million under the program. During the nine months ended September 30, 2007, the Company redeemed approximately 64 thousand Units in the amount of $0.6 million under the program.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2008, approximately 1.9 million Units, representing $20.8 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2007, approximately 0.2 million Units, representing $1.8 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with ASA during each of the nine month periods ended September 30, 2008 and 2007 were approximately $2.6 million and $1.5 million, respectively.

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

Subsequent Events

On October 15, 2008, the Company paid $0.073334 per common share, totaling $6.8 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of 217,535 Units.

In October 2008, the Company redeemed 246,077 Units for approximately $2.5 million under its Unit Redemption Program.

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

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at September 30, 2008 of $26.3 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $263 thousand, all other factors remaining the same.

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

Unit Redemption Program

The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the third quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2008	264,171	$10.21	621,012	(1)

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

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 3, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 3, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)