Form 10-K
period 2008-12-31
Apple REIT Seven, Inc.
filed 2009-03-04
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

or

¨	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52585

APPLE REIT SEVEN, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA
23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No x

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No x

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x	Smaller reporting company ¨
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

     There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Seven, Inc.’s common equity last sold, which was $11 on June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,019,753,000. The Company does not have any non-voting common equity.

       Number of registrant’s common shares outstanding as of February 28, 2009: 93,486,362

Documents Incorporated by Reference.

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 14, 2009.

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

PART I

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Seven, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

     Apple REIT Seven, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate. Initial capitalization occurred on May 26, 2005, with its first investor closing under its best efforts offering on March 15, 2006. The Company acquired its first property on April 27, 2006. As of December 31, 2008, the Company owned 51 hotel properties operating in eighteen states. The best efforts offering was completed in July 2007.

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

Business Objectives

     The Company’s acquisition strategy, substantially complete as of September 2008, included purchasing hotels in developed markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management, thereby improving hotel revenue and operating performance, and franchising the hotels with leading brands, thereby improving the performance of an individual hotel in its local market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management of its portfolio will continue to improve each hotel’s performance in their individual market, although there can be no assurance of these results.

Financing

     The Company has nine notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $109.3 million at December 31, 2008 and have maturity dates ranging from January 2013 to June 2016. The Company’s cash balances at December 31, 2008 totaled $20.6 million. The Company anticipates that cash flow from operations, cash balances on hand and credit availability will be adequate to meet substantially all of its anticipated liquidity requirements, including capital expenditures, debt service and distributions to shareholders. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

     The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity, and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. General economic conditions in a particular market, and nationally, impact the performance of the hotel industry nationally and in a particular market.

Hotel Operating Performance

     At December 31, 2008, the Company owned seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inns, four SpringHill Suites, four TownePlace Suites, three Hampton Inn hotels, and one full-service Marriott hotel. They are located in eighteen states and, in aggregate, consist of 6,415 rooms.

     Room revenue for these hotels totaled $195.4 million for the period owned in 2008, and the hotels achieved average occupancy of 71%, ADR of $120 and RevPAR of $86. These rates are comparable with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. The Company’s hotels on average achieve above average rates and occupancy. The Company’s 2008 average RevPAR index was 116.5 with the market average being 100. The RevPAR index compares an individual hotel’s RevPAR to the average RevPAR of its local market and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world. Hotel performance is impacted by many factors including local and national economic conditions in the United States, and local hotel competition. As supply of hotel rooms in markets that the Company serves has begun to meet demand, and general economic conditions have weakened, the Company’s revenue in the fourth quarter of 2008 experienced declines compared to prior year results for hotels owned in comparable periods The Company expects this trend to continue in 2009. As a result, the Company expects declines in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in 2008.

     During the period from the Company’s initial formation on May 20, 2005 through April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition. A total of 18 hotels were purchased in 2006. The Company purchased an additional 26 hotels during 2007, and seven hotels during 2008. Over half of the Company’s hotels as of December 31, 2008 were purchased during the prior twenty-four months, making a comparison of 2008 operations to prior year results not meaningful. Room revenue for the year ended December 31, 2007 totaled $129.5 million, and the Company’s 44 hotels achieved average occupancy of 73.5%, ADR of $120 and RevPAR of $88 for their period of ownership by the Company during the year ended December 31, 2007.

Management and Franchise Agreements

     Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $7.4 million, $4.8 million and $0.6 million, respectively, in management fees.

     Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $8.3 million, $5.3 million and $0.8 million, respectively, in franchise fees.

Maintenance and Renovation

     The Company’s hotels have an ongoing need for renovation and refurbishment. The Company may also purchase hotel properties undergoing or in need of renovation. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2008, the Company’s capital expenditures were approximately $26.1 million.

Employees

     During 2008, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, Apple Seven Advisors, Inc. (“ASA”) to provide management of the Company and its assets. Since October 2007, ASA has utilized Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company. From May 2007 through October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Prior to May 2007, ASA utilized Apple Hospitality Two, Inc. to provide such services.

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

Property Acquisitions

     The Company acquired a total of seven hotel properties in 2008. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2008. All dollar amounts are in thousands.

			Gross Purchase Price
Location	Brand	Manager		Rooms	Date of Purchase
Tucson, AZ	Residence Inn	Western	$16,640	124	1/17/2008
Richmond, VA	Marriott	White	53,300	401	1/25/2008
Columbus, GA	SpringHill Suites	LBA	9,675	85	3/6/2008
Dothan, AL	Residence Inn	LBA	9,669	84	4/16/2008
El Paso, TX	Homewood Suites	Western	15,390	114	4/23/2008
Columbus, GA	TownePlace Suites	LBA	8,428	86	5/22/2008
Miami, FL	Courtyard	Dimension	15,000	118	9/5/2008
			$128,102	1,012

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which was approximately $2.6 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is 100% owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

     In connection with the January 2008 acquisition of the full-service Marriott hotel in Richmond, Virginia (“MRV”), the Company assumed mortgage indebtedness in the principal amount of $25.3 million. The note bears interest at a rate of 6.95% per annum and has a stated maturity date of September 1, 2014.

     As of December 31, 2008 the Company had no outstanding contracts for the purchase of hotel properties or other real estate. No goodwill was recorded in connection with any of the Company’s acquisitions.

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. Fees incurred during 2008 under this contract totaled approximately $2.6 million.

     The Company is party to an advisory agreement with ASA pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Prior to May 2007, ASA used Apple Hospitality Two, Inc. to provide such services. From May 2007 through October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Beginning in October 2007, ASA has utilized Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company.

     Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, ASA, Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, ASA, A6A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc. (a hotel REIT), Apple REIT Eight, Inc. (a hotel REIT) and Apple REIT Nine, Inc. (a company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Item 1A.    Risk Factors

The following describes several risk factors which are applicable to the Company.

Hotel Operations

     The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  increases in supply of hotel rooms that exceed increases in demand;

  increases in energy costs and other travel expenses that reduce business and leisure travel;

  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

  adverse effects of declines in general and local economic activity; and

  adverse effects of a downturn in the hotel industry.

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

Current General Economic Recession and Slowdown in the Lodging Industry

     The present economic recession and the uncertainty over its depth and duration will continue to have a negative impact on the lodging industry. There is now general consensus among economists that the economy in the United States is now in a recession and as a result the Company is experiencing reduced demand for hotel rooms. Accordingly, financial results have been impacted by the economic slowdown and future financial results and growth will be further harmed while the recession continues.

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

     The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters (subject to policy deductibles). However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

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

Franchise Agreements

     The Company’s wholly-owned taxable REIT subsidiaries operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

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

Transferability of Shares

     There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

     If the Company’s properties do not generate sufficient revenue to meet operating expenses, cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room occupancy or rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make distributions to shareholders, there can by no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can by no assurance that such goals or intentions will be realized.

     While the Company continues to seek generally to make distributions from operating revenues, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholder would differ from a distribution out of operating revenues. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

     Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. Due to the economic events in the United States, there has been a contraction in available credit in the marketplace. As a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

     As of December 31, 2008, the Company owned 51 hotels with an aggregate of 6,415 rooms, consisting of the following:

	Total by Brand	Number of Rooms
Brand
Hilton Garden Inn	7	892
Homewood Suites	12	1,374
Courtyard	10	1,255
Residence Inn	7	923
Hampton Inn	3	355
Fairfield Inn	3	221
SpringHill Suites	4	593
TownePlace Suites	4	401
Marriott	1	401
Total	51	6,415

     The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2008
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Montgomery	AL	Homewood Suites	$-	$978	$10,032	$145	$11,155	$(800)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	-	765	9,960	391	11,116	(787)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	-	502	5,867	96	6,465	(498)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	-	643	9,879	1,246	11,768	(935)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	-	740	9,887	38	10,665	(816)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	-	1,092	10,889	12	11,993	(857)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	-	1,170	8,407	2	9,579	(518)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	-	570	4,243	19	4,832	(218)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	-	1,088	8,744	-	9,832	(381)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	-	804	8,384	2	9,190	(317)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	-	825	9,135	-	9,960	(265)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	-	998	15,960	-	16,958	(549)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	-	5,021	30,345	416	35,782	(2,604)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	-	4,669	32,271	133	37,073	(2,063)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	-	4,511	21,434	2	25,947	(1,116)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	15,280	7,354	26,215	170	33,739	(1,249)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	-	5,694	37,938	2,125	45,757	(1,680)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,350	2,345	17,333	386	20,064	(946)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	-	2,518	18,545	68	21,131	(1,105)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	-	1,785	12,277	277	14,339	(989)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	9,431	3,215	22,152	1,824	27,191	(1,424)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,368	910	6,202	81	7,193	(314)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	4,058	1,557	8,836	141	10,534	(465)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	-	-	15,463	79	15,542	(188)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	-	-	7,620	11	7,631	(400)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	-	-	10,115	24	10,139	(567)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	-	1,196	8,761	-	9,957	(266)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	-	-	8,674	10	8,684	(226)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	-	2,024	19,580	386	21,990	(958)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	16,476	4,586	39,500	774	44,860	(2,438)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	-	877	8,914	-	9,791	(683)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,883	336	4,928	1,048	6,312	(422)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	12,143	2,731	19,498	2,703	24,932	(1,194)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	-	2,618	11,364	1,778	15,760	(820)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,676	16,470	704	20,850	(898)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	-	3,161	24,420	431	28,012	(1,522)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	-	556	6,817	77	7,450	(529)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	-	1,722	9,747	1,863	13,332	(666)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	-	1,098	13,049	54	14,201	(1,258)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	-	1,135	7,739	4	8,878	(661)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	-	501	7,575	49	8,125	(652)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	-	703	11,522	-	12,225	(610)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	-	1,545	11,312	50	12,907	(533)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	-	1,130	13,089	-	14,219	(594)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	-	1,174	14,651	-	15,825	(397)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	5,369	1,358	10,388	2,487	14,233	(621)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	-	4,010	32,832	567	37,409	(1,368)	1987	Jul-07	3 - 39 yrs.	176
Richmond	VA	Marriott	24,826	-	59,507	8,224	67,731	(2,429)	1984	Jan-08	3 - 39 yrs.	401
Seattle	WA	Residence Inn	-	-	60,489	6,539	67,028	(4,746)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	-	1,314	15,122	10	16,446	(864)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	-	3,514	28,500	1	32,015	(1,091)	2006	Oct-07	3 - 39 yrs.	150
Construction in Progress			-	-	-	438	438	-
			$106,184	$90,719	$842,581	$35,885	$969,185	$(48,497)				6,415

Investment in hotels at December 31, 2008, consisted of the following (in thousands):

Land	$90,719
Building and Improvements	822,693
Furniture, Fixtures and Equipment	55,773
969,185
Less Accumulated Depreciation	(48,497)
Investments in Hotels, net	$920,688

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2008, there were 93,530,188 Units outstanding (each Unit consists of one common share, no par value, and one Series A preferred share). The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2008, the Units were held by approximately 21,000 beneficial shareholders.

Dividend Reinvestment Plan

     In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2008, approximately 3.3 million Units, representing $36.0 million in proceeds to the Company, have been issued under the plan since inception.

Unit Redemption Program

     The Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2008, the Company redeemed 728,817 Units in the amount of $7.5 million. During 2007, the Company redeemed 138,272 Units in the amount of $1.4 million. There was no Unit redemption activity during 2006. The following is a summary of redemptions during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

Period
October 2008	246,077	$10.28	867,089	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Series A Preferred Shares

     The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

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

Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions totaled $81.4 million in 2008, $60.2 million in 2007, and were paid monthly at a rate of $0.073334 per common share in each year. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

     The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2008, options to purchase 145,474 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Plan Category
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	145,474	$11.00	1,454,071
Incentive Plan	—	$—	4,029,318

Item 6.     Selected Financial Data

     The following table sets forth selected financial data for the years ended December 31, 2008, 2007 and 2006. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on May 26, 2005 to April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition.

				For the period May 26, 2005 (date of initial capitalization) through December 31, 2005
	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

(in thousands except per share and statistical data)
Revenues:
Room revenue	$195,414	$129,467	$18,800	$-
Other revenue	18,877	9,097	1,545	-
Total revenue	214,291	138,564	20,345	-

Expenses:
Hotel operating expenses	124,588	76,944	12,229	-
Taxes, insurance and other	13,559	8,571	1,472	-
General and administrative	5,881	3,823	1,988	40
Depreciation	28,434	16,990	3,073	-
Debt extinguishment costs	-	1,391	-	-
Interest and other expenses, net	3,766	(2,388)	(1,855)	13
Total expenses	176,228	105,331	16,907	53
Net income (loss)	$38,063	$33,233	$3,438	$(53)

Per Share
Net income (loss) per common share	$0.41	$0.47	$0.23	$(5,251.30)
Distributions paid to common shareholders	$0.88	$0.88	$0.66	$-
Weighted-average common shares outstanding -
Basic and diluted	92,637	70,763	15,152	-

Balance Sheet Data (at end of period)
Cash and cash equivalents	$20,609	$142,437	$44,604	$50
Investment in hotels, net	$920,688	$786,765	$347,092	$-
Total assets	$967,844	$961,248	$409,886	$523
Notes payable	$109,275	$84,705	$49,292	$400
Shareholders' equity	$845,753	$868,531	$354,122	$(29)
Net book value per share	$9.04	$9.47	$9.56	$-

Other Data
Cash flow from:
Operating activities	$69,025	$49,957	$5,158	$(11)
Investing activities	$(127,519)	$(394,301)	$(328,324)	$-

Financing activities	$(63,334)	$442,177	$367,720	$37
Number of hotels owned at end of period	51	44	18	-
Average Daily Rate (ADR) (b)	$120	$120	$116	$-
Occupancy	71.4%	73.5%	65.0%	-
Revenue Per Available Room (RevPAR) (c)	$86	$88	$75	$-

Funds From Operations Calculation
Net income (loss)	$38,063	$33,233	$3,438	$(53)
Depreciation of real estate owned	28,434	16,990	3,073	-
Funds from operations (a)	$66,497	$50,223	$6,511	$(53)

(a)

Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; and changes in economic cycles including the current economic recession throughout the United States, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

     The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owned 51 hotels as of December 31, 2008, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were acquired in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

     Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned within their respective markets. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

     As noted above, the Company owned 51 hotel properties at December 31, 2008 (consisting of 6,415 total rooms), compared to 44 hotel properties at December 31, 2007 (consisting of 5,403 total rooms). The following is a summary of results for the year ended December 31, 2008 and 2007.

	Year ended December 31, 2008	Percent of Revenue	Year ended December 31, 2007	Percent of Revenue
(in thousands except statistical data)

Total revenues	$214,291	100%	$138,564	100%
Hotel direct expenses	124,588	58%	76,944	56%
Taxes, insurance and other expense	13,559	6%	8,571	6%
General and administrative expense	5,881	3%	3,823	3%

Depreciation	28,434		16,990
Interest income	1,934		7,310
Debt extinguishment costs	-		1,391
Interest expense	5,700		4,922

Number of Hotels	51		44
Average Market Yield(1)	119.7		116.0
Average Daily Rate (ADR)	$120		$120
Occupancy	71.4%		73.5%
RevPAR	$86		$88

(1) Statistics calculated from data provided by Smith Travel Research, Inc. ® and include only hotels opened for all of 2007 and 2008.

Hotels Owned

     As of December 31, 2008, the Company owned 51 hotels, with a total of 6,415 rooms. As previously noted, seven hotels were purchased in 2008, 26 hotels were purchased in 2007, and 18 were purchased in 2006. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	176	36,997
Richmond	VA	Marriott	White	1/25/08	401	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000
					6,415	$901,594

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is 100% owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

     With the exception of assumed mortgage loans on some of its hotel properties, substantially all of the purchase price of the hotels was funded by the Company’s best-efforts offering of Units, which concluded in July 2007. During 2008, the Company assumed a first mortgage note on the Richmond, VA Marriott hotel, with an outstanding balance of $25.3 million at acquisition. During 2007 the Company assumed approximately $54.5 million of debt secured by seven properties. The Company assumed notes payable on two properties purchased during 2006. The following table summarizes the hotel, interest rate, maturity date, principal amount assumed associated with each mortgage, and outstanding principal balance as of December 31, 2008. All dollar amounts are in thousands.

					Outstanding Principal Balance as of Dec. 31, 2008

		Interest Rate	Maturity Date	Principal Assumed
Location	Brand

Omaha, NE	Courtyard	6.79%	01/01/14	$12,658	$12,143
New Orleans, LA	Homewood Suites	5.85%	10/01/14	17,144	16,476
Tupelo, MS	Hampton Inn	5.90%	03/01/16	4,110	3,883
Miami, FL	Homewood Suites	6.50%	07/01/13	9,820	9,431
Highlands Ranch, CO	Residence Inn	5.94%	06/01/16	11,550	11,350
Tallahassee, FL	Fairfield Inn	6.80%	01/11/13	3,494	3,368
Lakeland, FL	Courtyard	6.80%	01/11/13	4,210	4,058
San Diego, CA	Residence Inn	6.55%	04/01/13	15,804	15,280
Provo, UT	Residence Inn	6.55%	04/01/13	5,553	5,369
Richmond, VA	Marriott	6.95%	09/01/14	25,298	24,826
				$109,641	$106,184

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

     Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), Dimension Development Company (“Dimension”), White Lodging Services Corporation (“WLS”), or Inn Ventures, Inc. (“Inn Ventures”). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $7.4 million, $4.8 million and $0.6 million, respectively, in management fees.

     Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $8.3 million, $5.3 million and $0.8 million, respectively, in franchise fee expense. .

Results of Operations

     As of December 31, 2008, the Company owned 51 hotels with 6,415 rooms. Seven hotels, with 1,012 rooms, were purchased during 2008. As of December 31, 2007, the Company owned 44 hotels with 5,403 rooms; 26 of these hotels, with a combined 3,112 rooms, were purchased during 2007. Because of the number of hotels acquired during 2008 and 2007, comparison of 2008 operating results to prior periods is not meaningful. The Company’s operations did not commence until April 27, 2006, when the Company purchased its first hotel, located in Houston, Texas. During the remainder of 2006, the Company purchased an additional 17 hotel properties.

     Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the fourth quarter of 2008. The Company’s hotel’s performance as compared to other hotels within each individual market has met expectations for the period held. It is anticipated the properties’ performance will be below original expectations until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and continue to aggressively pursue cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 10-15% declines in RevPAR in 2009 as compared to 2008 rates.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2008, the Company had room revenue and other revenue of $195.4 million and $18.9 million, respectively. These revenues reflect hotel operations for the respective period of ownership for the 51 hotels acquired through December 31, 2008, seven of which were acquired during 2008. For the year ended December 31, 2008, the hotels achieved average occupancy of 71.4%, average daily rate, or ADR, of $120 and revenue per available room, or RevPAR, of $86. For the year ended December 31, 2007, the Company had room revenue and other revenue of $129.5 million and $9.1 million, respectively. These revenues reflect hotel operations for the 44 hotels acquired through December 31, 2007 for their respective periods of ownership by the Company. For the year ended December 31, 2007, the hotels achieved average occupancy of 73.5%, ADR of $120 and RevPAR of $88. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company, in general, experienced RevPAR increases during 2007 due to increases in demand exceeding increases in supply in many markets in the United States. As supply of hotel rooms in the markets the Company serves began to meet demand, and general economic conditions weakened in 2008, the Company’s revenues at some individual hotels experienced declines in 2008, compared to 2007 results. The Company expects this trend to continue in 2009. As a result, the Company expects declines in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in 2008. Although the Company has experienced declines in RevPAR, the Company continues to be leaders in RevPAR in its local markets. The Company’s 2008 Average RevPAR Index was 119.7. The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market.

Expenses

     Expenses for the year ended December 31, 2008 represent the expenses related to the 51 hotels acquired through December 31, 2008 for their respective periods owned during 2008. Similarly, expenses for the year ended December 31, 2007 represent the expenses related to the 44 hotels acquired through December 31, 2007 for their respective periods owned during 2007. For the years ended December 31, 2008 and 2007, hotel operating expenses totaled $124.6 million and $76.9 million, respectively, representing 58% of total revenue for 2008 and 56% of total hotel revenue for 2007. Hotel operating expenses include direct operational expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operational expenses in 2008 were impacted by the Company’s acquisition, in January 2008, of the 401 room full-service Marriott hotel in Richmond, Virginia (“MRV”). At the time of purchase, the Company implemented a change from the predecessor owner’s hotel management company to White Lodging Services Corporation. The Company incurred hotel staff recruiting, training, travel and relocation costs associated with the installation of the new management company and related personnel resources at the MRV. In addition, expenditures for non-capitalized items associated with improving the hotel’s rooms, restaurant, and overall service levels, and addressing deferred maintenance and repair, were incurred. These transition costs associated with the MRV hotel were approximately $1.1 million during 2008. Weakening economic conditions which led to a decline in RevPAR in the fourth quarter of 2008 also negatively impacted the Company’s hotel direct expenses as a percentage of revenue. Although the Company has and will work with its property managers to reduce costs when possible, it is not anticipated that these cost reductions will offset revenue declines.

     Taxes, insurance, and other expenses for the period ended December 31, 2008 and 2007 were $13.6 and $8.6 million, or 6% of total revenue for each respective period. The Company anticipates property tax and insurance rates to remain relatively flat in 2009 as compared to 2008 rates.

     General and administrative expense for the years ended December 31, 2008 and 2007 was $5.9 and $3.8 million, or 3% of total revenue for each respective period. The components of general and administrative expense include advisory fees, legal fees, accounting fees, reporting expense and the Company’s share of the loss from its investment in Apple Air Holding, LLC. The increase in general and administrative expense is due to the Company’s growth and its investment in Apple Air Holding, LLC. The Company recorded a loss in 2008 of approximately $1.0 million in its investment primarily due to depreciation on the two aircraft owned by the entity.

     Depreciation expense for the years ended December 31, 2008 and 2007 was $28.4 and $17.0 million, respectively. Depreciation expense represents the expense of the Company’s hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned.

     Interest expense for the twelve month periods ended December 31, 2008 and 2007 was $5.7 million and $4.9 million, respectively. Interest expense primarily arose from mortgage debt assumed with the acquisition of some of the Company’s hotels. Interest expense is net of capitalized interest, of approximately $1.0 million in 2008 and $0.3 million in 2007, associated with several significant capital renovations during each year. As of December 31, 2008, the Company had mortgage debt outstanding of $109.3 million, representing mortgage loans outstanding on ten of the Company’s 51 hotel properties and associated fair value adjustments. During 2008 and 2007, the Company recognized $1.9 million and $7.3 million, respectively, in interest income, representing interest on excess cash invested in short-term money market instruments. Interest income earned by the Company declined as cash raised from the Company’s Unit offering was utilized for the purchase of additional hotel properties. During 2007, the Company also incurred $1.4 million in debt extinguishment costs, primarily related to the extinguishment of debt related to two hotel properties acquired in 2007.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. Fees incurred during 2008 under this contract totaled approximately $2.6 million.

     The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $3.4 million, $2.3 million, and $837 thousand in expenses related to the advisory agreement with ASA.

     Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc. ASA in turn reimburses Apple REIT Six, Inc. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc., A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc., and A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Included in other assets, net as of December 31, 2008 and 2007 on the Company’s consolidated balance sheet is a 50% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for approximately $7.5 million during 2007. The other member of Apple Air is Apple REIT Six, Inc. The ownership interest was purchased to allow the Company access to two Lear jets for asset management and hotel renovation purposes. The Company has recorded its share of income or loss of the entity under the equity method of accounting, adjusting its investment in Apple Air accordingly. The Company’s ownership interest was $6.6 million and $7.5 million at December 31, 2008 and 2007, respectively. The Company recorded approximately a $1.0 million loss as its share of 2008 net income of Apple Air. The loss relates primarily to the depreciation of the aircraft.

     Including ASRG, ASA, A6A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc. (a hotel REIT), Apple REIT Eight, Inc. (a hotel REIT) and Apple REIT Nine, Inc. (a company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

     The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

     Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2008, expense would have ranged from $0 to

$63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

     The following table presents the Company’s commercial commitments, relating to principal and interest payments on debt outstanding, and contractual obligations under land lease commitments, as of December 31, 2008. The Company had no property purchase commitments as of December 31, 2008. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2008.

		Amount of Commitment expiring per period
Commercial Commitments (000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $34.9 million)	$141,289	$9,288	$18,576	$49,305	$64,120
Land Lease Commitments	96,910	916	1,866	1,971	92,157
Total Commercial Commitments	$238,199	$10,204	$20,442	$51,276	$156,277

Capital Requirements and Resources

     The Company’s cash on hand ($20.6 million at December 31, 2008) and operating cash flow from the properties owned are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, cash on hand and credit availability will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including anticipated distributions to shareholders, capital expenditures and debt service.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2008 totaled $81.4 million and were paid monthly at a rate of $0.073334 per common share and included a return of capital. For the same period the Company’s cash generated from operations was approximately $69.0 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the Company’s completed initial public offering of Units (completed in July 2007), and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level. Since there can be no assurance that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. Also, as of December 31, 2008, the Company held $8.0 million in reserve for capital expenditures. At December 31, 2008, the Company had two major hotel renovations in progress, which are expected to be completed during the first quarter of 2009. In addition to these major renovations, the Company has one major renovation scheduled to begin during 2009. Total capital expenditures are anticipated to be approximately $20 million in 2009. Total capital expenditures in 2008 were approximately $26.1 million.

     The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in April 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2008, the Company has redeemed approximately 867,000 Units in the amount of $8.9 million under the program, representing approximately 729,000 thousand Units redeemed for $7.5 million in 2008, and 138,000 Units redeemed for $1.4 million in 2007. No redemptions occurred during the year ended December 31, 2006.

     In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2008, approximately 3.3 million Units, representing $36.0 million in proceeds to the Company, have been issued under the plan, representing approximately 2,546,000 Units issued in 2008 for $28.0 million, and 726,000 Units issued in 2007 for $8.0 million in proceeds to the Company.

Subsequent Events

     In January 2009, the Company declared and paid $6.9 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of 214,059 Units.

     On January 20, 2009, under the guidelines of the Company’s Unit Redemption Program, 471,284 Units were repurchased from shareholders at a cost of $4.8 million.

     In February 2009, the Company declared and paid $6.8 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.3 million were reinvested, resulting in the issuance of 213,399 Units.

Impact of Inflation

     Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

     The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand and credit availability to make distributions.

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

Recently Adopted or Issued Accounting Pronouncements

     In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of the statement did not have and is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company as of January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The

Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of SFAS 161 is not anticipated to have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at December 31, 2008 of $20.6 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $0.2 million, all other factors remaining the same.

     The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2008.

								Fair Market Value
(000’s)	2009	2010	2011	2012	2013	Thereafter	Total
Maturities	$2,401	$2,563	$2,737	$2,909	$35,281	$60,293	$106,184	$116,349
Average Interest Rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.4%

Item 8.      Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 3, 2009
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

     In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight Chairman and Chief Executive Officer	Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Apple REIT Seven, Inc.

     We have audited Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Seven, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Apple REIT Seven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Apple REIT Seven, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple REIT Seven, Inc.

     We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2008	December 31, 2007

ASSETS
Investment in real estate, net of accumulated depreciation of $48,497 and $20,063, respectively	$920,688	$786,765
Cash and cash equivalents	20,609	142,437
Restricted cash-furniture, fixtures and other escrows	9,421	10,658
Due from third party managers	6,548	6,249
Other assets, net	10,578	15,139

TOTAL ASSETS	$967,844	$961,248

LIABILITIES
Notes payable	$109,275	$84,705
Accounts payable and accrued expenses	12,816	8,012

TOTAL LIABILITIES	122,091	92,717

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 200,000,000 shares: issued and outstanding 93,530,188 and 91,713,410 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 200,000,000 shares; issued and outstanding 93,530,188 and 91,713,410 shares, respectively	925,248	904,649
Distributions greater than net income	(79,519)	(36,142)

TOTAL SHAREHOLDERS’ EQUITY	845,753	868,531

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$967,844	$961,248

See notes to consolidated financial statements.

Note: The company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year ended December 31, 2008	For the Year ended December 31, 2007	For the Year ended December 31, 2006

Revenues:
Room revenue	$195,414	$129,467	$18,800
Other revenue	18,877	9,097	1,545

Total revenue	214,291	138,564	20,345

Expenses:
Operating expense	56,382	34,140	5,404
Hotel administrative expense	17,216	9,980	1,657
Sales and marketing	16,410	11,068	1,776
Utilities	9,124	5,752	1,052
Repair and maintenance	9,711	5,990	874
Franchise fees	8,331	5,264	847
Management fees	7,414	4,750	619
Taxes, insurance and other	13,559	8,571	1,472
General and administrative	5,881	3,823	1,988
Depreciation expense	28,434	16,990	3,073

Total expenses	172,462	106,328	18,762

Operating income	41,829	32,236	1,583
Interest income	1,934	7,310	2,151
Debt extinguishment costs	-	(1,391)	-
Interest expense	(5,700)	(4,922)	(296)

Net income	$38,063	$33,233	$3,438

Basic and diluted net income per common share	$0.41	$0.47	$0.23

Weighted average common shares outstanding—basic and diluted	92,637	70,763	15,152

Distributions declared per common share	$0.88	$0.88	$0.66

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands except per share data)

			Class B Convertible Preferred Stock		Distributions Greater than Net income
	Common Stock					Total Shareholders’ Equity
	Number of Shares		Number of Shares
		Amount		Amount
Balance at December 31, 2005	-	$-	240	$24	$(53)	$(29)
Net proceeds from the sale of common shares	37,045	363,239	-	-	-	363,239
Net income	-	-	-	-	3,438	3,438
Cash distributions declared and paid to shareholders ($.66 per share)	-	-	-	-	(12,526)	(12,526)

Balance at December 31, 2006	37,045	363,239	240	24	(9,141)	354,122
Net proceeds from the sale of common shares	54,806	542,799	-	-	-	542,799
Common shares redeemed	(138)	(1,389)	-	-	-	(1,389)
Net income	-	-	-	-	33,233	33,233
Cash distributions declared and paid to shareholders ($.88 per share)	-	-	-	-	(60,234)	(60,234)

Balance at December 31, 2007	91,713	904,649	240	24	(36,142)	868,531
Net proceeds from the sale of common shares	2,546	28,061	-	-	-	28,061
Common shares redeemed	(729)	(7,462)	-	-	-	(7,462)
Net income	-	-	-	-	38,063	38,063
Cash distributions declared and paid to shareholders ($.88 per share)	-	-	-	-	(81,440)	(81,440)

Balance at December 31, 2008	93,530	$925,248	240	$24	$(79,519)	$845,753

See notes to consolidated financial statements.

Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Cash flow provided by operating activities:
Net income	$38,063	$33,233	$3,438
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	28,434	16,990	3,073

Accretion and amortization of fair value adjustments, deferred financing costs and other non- cash expenses, net	(382)	904	40
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase (decrease) in funds due from third party managers	82	(3,575)	(2,153)
Decrease (increase) in other assets	852	685	(295)
Increase in accounts payable and accrued expenses	1,976	1,720	1,055

Net cash provided by operating activities	69,025	49,957	5,158

Cash flow from investing activities:
Cash paid for the acquisition of hotel properties	(103,048)	(375,930)	(318,076)
Deposits and other disbursements for the potential acquisition of hotel properties	-	(2,888)	(10,131)
Capital improvements	(26,541)	(7,815)	(81)
Additions to other non-hotel assets	-	(7,482)	-
Net decrease (increase) in cash restricted for property improvements	2,070	(186)	(36)

Net cash used in investing activities	(127,519)	(394,301)	(328,324)

Cash flow from financing activities:
Payment of notes payable	(2,192)	(37,909)	(420)
Payment of financing costs related to loan assumptions	(301)	(1,090)	(974)
Proceeds from notes payable	-	-	18,000
Redemptions of common stock	(7,462)	(1,389)	-
Net proceeds related to issuance of common and preferred stock	28,061	542,799	363,640
Cash distributions paid to common shareholders	(81,440)	(60,234)	(12,526)

Net cash (used in) provided by financing activities	(63,334)	442,177	367,720

Increase (decrease) in cash and cash equivalents	(121,828)	97,833	44,554

Cash and cash equivalents, beginning of period	142,437	44,604	50

Cash and cash equivalents, end of period	$20,609	$142,437	$44,604

Supplemental information:
Interest paid	$6,794	$4,391	$73

Non-cash transactions:
Notes payable assumed in acquisitions	$27,334	$72,276	$30,730

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

Investment in Hotels and Related Depreciation

     The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture, fixtures and equipment.

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

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have material in-place leases, as room lease terms for hotel properties are very short term in nature. Other than for ground leases assumed upon the acquisition of some hotels, as discussed in Note 9, there has been no allocation of purchase price to intangible assets. No allocation of purchase price to management contracts or franchise agreements has occurred, as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.

Other Assets

     Included in other assets, net as of December 31, 2008 and 2007 on the Company’s consolidated balance sheet is a 50% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for approximately $7.5 million during 2007. The other member of Apple Air is Apple REIT Six, Inc. The ownership interest was purchased to allow the Company access to two Lear jets for asset management and hotel renovation purposes. The Company has recorded its share of income or loss of the entity under the equity method of accounting, adjusting its investment in Apple Air accordingly. The Company’s ownership interest was $6.6 million and $7.5 million at December 31, 2008 and 2007, respectively. The

Company recorded approximately a $1.0 million loss as its share of 2008 net income of Apple Air. The loss relates primarily to the depreciation of the aircraft.

Revenue Recognition

     Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

     From the Company’s initial capitalization on May 26, 2005 through December 31, 2007, the Company incurred costs of approximately $102 million related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value, and one Series A preferred share of the Company. On July 17, 2007, the Company concluded its best-efforts offering, and had closed on the sale of 91,125,541 Units with total proceeds net of commissions and offering costs of approximately $898 million. Offering costs incurred in 2008 were not material, and were related to the Company’s Dividend Reinvestment Plan.

Comprehensive Income

      The Company recorded no comprehensive income other than net income during the periods reported.

Earnings Per Common Share

     Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2008, 2007 or 2006. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares (see Note 4).

Federal Income Taxes

     The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2008 distributions of $0.88 per share for tax purposes was 56% ordinary income and 44% return of capital (unaudited). The characterization of 2007 distributions of $0.88 per share for tax purposes was 63% ordinary income and 37% return of capital (unaudited). The characterization of 2006 distributions of $0.66 per share for tax purposes was 63% ordinary income and 37% return of capital (unaudited).

     The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2008, 2007 and 2006, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $9.1 million as of December, 31, 2008. The net operating loss carry forwards will expire beginning in 2026. There are no material differences between the book basis and tax basis of the Company’s assets.

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

Recently Adopted or Issued Accounting Pronouncements

     In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of the statement did not have and is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company as of January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of SFAS 161 is not anticipated to have a material impact on the Company’s financial statements.

Note 2

Investments in Real Estate

     As of December 31, 2008, the Company owned 51 hotels consisting of seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inn hotels, four SpringHill Suites hotels, four TownePlace Suites hotels, three Hampton Inn hotels and one Marriott hotel. The hotels are located in 18 states and, in aggregate, consist of 6,415 rooms.

      Investment in hotels consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Land	$90,719	$86,532
Building and Improvements	822,693	687,940
Furniture, Fixtures and Equipment	55,773	32,356
	969,185	806,828
Less Accumulated Depreciation	(48,497)	(20,063)
Investments in Real Estate, net	$920,688	$786,765

     The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

					Gross Purchase Price
Location	Brand	Manager	Date of Purchase	Rooms
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans, LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000
Tupelo, MS	Hampton Inn	LBA	1/23/07	96	5,245
Miami, FL	Homewood Suites	Dimension	2/21/07	159	24,300
Highlands Ranch, CO	Residence Inn	Dimension	2/22/07	117	19,000
Cranford, NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah, NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Highlands Ranch, CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Prattville, AL	Courtyard	LBA	4/24/07	84	9,304
Lakeland, FL	Courtyard	LBA	4/24/07	78	9,805
Tallahassee, FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus, GA	Fairfield Inn	LBA	4/24/07	79	7,333
Agoura Hills, CA	Homewood Suites	Dimension	5/8/07	125	25,250
Memphis, TN	Homewood Suites	Hilton	5/15/07	140	11,100
Dothan, AL	Fairfield Inn	LBA	5/16/07	63	4,584
Vancouver, WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
San Diego, CA	Residence Inn	Dimension	6/13/07	121	32,500
Provo, UT	Residence Inn	Dimension	6/13/07	114	11,250
Macon, GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
San Antonio, TX	TownePlace Suites	Western	6/29/07	106	11,925
Alexandria, VA	Courtyard	Marriott	7/13/07	176	36,997
San Diego, CA	Hampton Inn	Dimension	7/19/07	177	42,000

Addison, TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Boise, ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
San Antonio, TX	TownePlace Suites	Western	9/27/07	123	13,838
Trussville, AL	Courtyard	LBA	10/4/07	84	9,510
Kirkland, WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Huntsville, AL	TownePlace Suites	LBA	12/10/07	86	8,927
Tucson, AZ	Residence Inn	Western	1/17/2008	124	16,640
Richmond, VA	Marriott	White	1/25/2008	401	53,300
Columbus, GA	SpringHill Suites	LBA	3/6/2008	85	9,675
Dothan, AL	Residence Inn	LBA	4/16/2008	84	9,669
El Paso, TX	Homewood Suites	Western	4/23/2008	114	15,390
Columbus, GA	TownePlace Suites	LBA	5/22/2008	86	8,428
Miami, FL	Courtyard	Dimension	9/5/2008	118	15,000
				6,415	$901,594

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its Unit offering to pay 2% of the gross purchase price for these hotels, which equaled approximately $18.0 million, as a commission to ASRG.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

     In conjunction with the acquisition of several hotel properties, the Company has assumed mortgage notes payable outstanding, secured by the applicable hotel property. During 2008, the Company assumed a first mortgage note on the Richmond, VA Marriott hotel, with an outstanding balance of $25.3 million at acquisition. During 2007, the Company assumed approximately $54.5 million of debt secured by first mortgage notes on seven of its purchased hotel properties. The Company assumed notes payable on two properties purchased during 2006. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2008 and 2007. All dollar amounts are in thousands.

		Interest Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2008	Outstanding balance as of Dec. 31, 2007
Location	Brand

Omaha, NE	Courtyard	6.79%	1/1/14	$12,658	$12,143	$12,398
New Orleans, LA	Homewood Suites	5.85%	10/1/14	17,144	16,476	16,818
Tupelo, MS	Hampton Inn	5.90%	3/1/16	4,110	3,883	4,004
Miami, FL	Homewood Suites	6.50%	7/1/13	9,820	9,431	9,647
Highlands Ranch, CO	Residence Inn	5.94%	6/1/16	11,550	11,350	11,485
Tallahassee, FL	Fairfield Inn	6.80%	1/11/13	3,494	3,368	3,446
Lakeland, FL	Courtyard	6.80%	1/11/13	4,210	4,058	4,151
San Diego, CA	Residence Inn	6.55%	4/1/13	15,804	15,280	15,635
Provo, UT	Residence Inn	6.55%	4/1/13	5,553	5,369	5,494
Richmond, VA	Marriott	6.95%	9/1/14	25,298	24,826	-
				$109,641	$106,184	$83,078

     The aggregate amounts of principal payable under the Company’s mortgage obligations, for the five years subsequent to December 31, 2008 are as follows (in thousands):

2009	$2,401
2010	2,563
2011	2,737
2012	2,909
2013	35,281
Thereafter	60,293
106,184
Fair Value Adjustment of Assumed Debt	3,091
Total	$109,275

     A fair value adjustment was recorded upon the assumption of an above market rate mortgage loan in connection with several of the Company’s hotel acquisitions. These premiums will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.40% to 6.24% at the date of assumption. The total adjustment to interest expense was $571 thousand in 2008, $232 thousand in 2007 and $14 thousand in 2006. The unamortized balance of the fair value adjustment was $3.1 million at December 31, 2008 and $1.6 million at December 31, 2007.

     The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, and upon the origination of a former corporate line of credit facility. Such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $189 thousand in 2008, $878 thousand in 2007 and $39 thousand in 2006, and are included in interest expense. The unamortized balance of loan origination costs was $1.0 million at December 31, 2008 and $0.9 million at December 31, 2007.

     The mortgage loan assumed on the Richmond, Virginia Marriott hotel has a stated maturity date of September 1, 2014. As a condition of the mortgage loan, the maturity date of the note payable may be accelerated by the lender should the Company be required to expand the hotel, under terms of the ground lease on the hotel property (see note 9). The Company is under no such requirement as of December 31, 2008.

     During 2007, the Company paid off two loans assumed, and defeased one mortgage loan assumed. The Company had no remaining obligations related to these loans at December 31, 2007. Costs related to the extinguishment of these three loans and a former bank line of credit facility (extinguished in September 2007) totaled $1.4 million for the year ended December 31, 2007. No debt extinguishment costs were incurred during 2008.

The fair value of the Company’s outstanding debt at December 31, 2008 was approximately $116.3 million.

Note 4

Shareholders’ Equity

     The Company concluded its best-efforts offering of Units (each Unit consists of one common share, no par value, and one Series A preferred share) on July 17, 2007. The Company registered its Units on Registration Statement Form S-11 (File No. 333-125546) filed March 3, 2006. The Company began its best-efforts offering (the “Offering”) of Units on March 15, 2006, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

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

     The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

     Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2008, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

     The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in April 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2008, the Company has redeemed approximately 867,000 Units in the amount of $8.9 million under the program, representing approximately 729,000 Units redeemed for $7.5 million in 2008 and 138,000 Units redeemed for $1.4 million in 2007.

     In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s

Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2008, 3.3 million Units, representing $36.0 million in proceeds to the Company, have been issued under the plan, representing approximately 2,546,000 Units issued in 2008 for $28.0 million, and 726,000 Units issued in 2007 for $8.0 million in proceeds to the Company.

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

Note 5

Stock Incentive Plans

     In 2006 the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units authorized under the Directors Plan as of December 31, 2008 is 1,599,545.

     Also in 2006, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan as of December 31, 2008 is 4,029,318.

     Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2008, 2007 and 2006, the Company granted options to purchase 74,024, 55,816 and 15,634 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company granted no options under the Directors Plan during 2005, and has granted no options under the Incentive Plan as of December 31, 2008. Activity in the Company’s stock option plans during 2008, 2007 and 2006 is summarized in the following table:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Outstanding, beginning of year:	71,450	15,634	—
Granted	74,024	55,816	15,634
Exercised	—	—	—
Expired or canceled	—	—	—
Outstanding, end of year:	145,474	71,450	15,634
Exercisable, end of year:	145,474	71,450	15,634
The weighted-average exercise price:	$11.00	$11.00	$11.00

     The Company records compensation expense related to the issuance of stock options under the guidelines established by FASB Statement No. 123(R), based on a determination of the fair value of options issued. Compensation expense associated with the issuance of stock options was $61 thousand in 2008, $53 thousand in 2007 and $15 thousand in 2006.

Note 6

Management and Franchise Agreements

     Each of the Company’s 51 hotels owned at December 31, 2008 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Dimension Development Company (“Dimension”) (12), Hilton Hotels Corporation (“Hilton”) (2), Western International (“Western”) (7), Larry Blumberg & Associates (“LBA”) (19), White Lodging Services Corporation (“WLS”) (3), or Inn Ventures, Inc. (“Inn Ventures”) (5). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $7.4 million, $4.8 million and $0.6 million, respectively, in management fee expense.

     Dimension, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $8.3 million, $5.3 million and $0.8 million, respectively, in franchise fee expense.

Note 7

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. Fees incurred during 2008 under this contract totaled $2.6 million.

     The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December

31, 2008, 2007 and 2006, the Company incurred approximately $3.4 million, $2.3 million, and $837 thousand in expenses related to the advisory agreement with ASA.

     Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc. ASA in turn reimburses Apple REIT Six, Inc. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), Apple REIT Eight, Inc., and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc., A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc., and A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, ASA, A6A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 8

Pro Forma Information (Unaudited)

     The following unaudited pro forma information for the years ended December 31, 2007 and 2006 is presented as if the acquisitions of the Company’s 44 hotels owned at December 31, 2007 had occurred on the latter of January 1, 2006 or the opening date of the hotel. The Company acquired seven hotels in 2008; the results of operations of those hotels for the period not owned were not significant compared to the Company’s results of operations. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share.

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

Note 9

Commitments

     The Company leases the underlying land for six hotel properties as of December 31, 2008. These land leases have remaining terms available to the Company ranging from 19 to 94 years, excluding any potential option periods to extend the initial lease term.

     The initial term for the land lease for the Residence Inn in Seattle, Washington extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the date of the hotel acquisition, the Company recorded an initial land lease liability. This liability will be amortized over the life of the lease, and is included in accrued expenses on the Company’s consolidated balance sheet; the amount of the liability at December 31, 2008 was $2.2 million.

     The initial term for the land lease for the full-service Marriott hotel in Richmond, Virginia (“MRV”) extends through December 2102. The lease is subject to payment adjustments, based on the Consumer Price Index measurements, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease’s fair value adjustment was approximately $0.9 million at December 31, 2008, and is included in other assets on the Company’s consolidated balance sheet. Upon assumption of the MRV land lease, the Company also assumed certain contingent responsibilities of the hotel’s predecessor owner, with respect to the third-party lessor of the land. Dependent on conditions which include the hotel exceeding stated revenue per available room (“RevPAR”) thresholds for a trailing twelve month period (with thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of December 31, 2008, there is no requirement to commence an expansion of the MRV hotel.

     The Company has also assumed land leases pertaining to the Columbus, GA Fairfield Inn, Macon, GA Hilton Garden Inn, Columbus, GA TownePlace Suites, and the Miami, FL Courtyard hotel properties. Based on an assessment of each of these leases, no material land lease liability, or favorable lease asset, was assumed at date of acquisition.

     The aggregate amounts of the estimated minimum lease payments pertaining to the Company’s land leases, for the five years subsequent to December 31, 2008 are as follows (in thousands):

Total
2009	$916
2010	932
2011	934
2012	934
2013	1,037
Thereafter	92,157
Total	$96,910

Note 10

Industry Segments

     The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 11

Quarterly Financial Data (unaudited)

     The following is a summary of quarterly results of operations for the years ended December 31, 2008 and 2007. Income per share for the four quarters in 2008 and 2007 is non-additive in comparison to income per share for the year ended December 31, 2007 due to the timing and size of the Company’s Unit issuances.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 (in thousands except per share data)
Revenues	$50,456	$57,179	$57,248	$49,408
Net income	$9,708	$11,420	$10,736	$6,199
Basic and diluted income per common share	$0.11	$0.12	$0.12	$0.07
Distributions declared and paid per share	$0.22	$0.22	$0.22	$0.22

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 (in thousands except per share data)
Revenues	$22,455	$32,369	$42,870	$40,870
Net income	$4,803	$7,746	$11,529	$9,155
Basic and diluted income per common share	$0.12	$0.13	$0.13	$0.10
Distributions declared and paid per share	$0.22	$0.22	$0.22	$0.22

Note 12

Subsequent Events

     In January 2009, the Company declared and paid $6.9 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of 214,059 Units.

     On January 20, 2009, under the guidelines of the Company’s Unit Redemption Program, 471,284 Units were repurchased from shareholders at a cost of $4.8 million.

     In February 2009, the Company declared and paid $6.8 million or $.073334 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.3 million were reinvested, resulting in the issuance of 213,399 Units.

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

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

     The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2009 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

     The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2009 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2009 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

     The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2009 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

     The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2009 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Seven, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Ernst & Young LLP

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2008
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Montgomery	AL	Homewood Suites	$-	$978	$10,032	$145	$11,155	$(800)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	-	765	9,960	391	11,116	(787)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	-	502	5,867	96	6,465	(498)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	-	643	9,879	1,246	11,768	(935)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	-	740	9,887	38	10,665	(816)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	-	1,092	10,889	12	11,993	(857)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	-	1,170	8,407	2	9,579	(518)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	-	570	4,243	19	4,832	(218)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	-	1,088	8,744	-	9,832	(381)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	-	804	8,384	2	9,190	(317)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	-	825	9,135	-	9,960	(265)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	-	998	15,960	-	16,958	(549)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	-	5,021	30,345	416	35,782	(2,604)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	-	4,669	32,271	133	37,073	(2,063)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	-	4,511	21,434	2	25,947	(1,116)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	15,280	7,354	26,215	170	33,739	(1,249)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	-	5,694	37,938	2,125	45,757	(1,680)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,350	2,345	17,333	386	20,064	(946)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	-	2,518	18,545	68	21,131	(1,105)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	-	1,785	12,277	277	14,339	(989)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	9,431	3,215	22,152	1,824	27,191	(1,424)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,368	910	6,202	81	7,193	(314)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	4,058	1,557	8,836	141	10,534	(465)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	-	-	15,463	79	15,542	(188)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	-	-	7,620	11	7,631	(400)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	-	-	10,115	24	10,139	(567)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	-	1,196	8,761	-	9,957	(266)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	-	-	8,674	10	8,684	(226)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	-	2,024	19,580	386	21,990	(958)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	16,476	4,586	39,500	774	44,860	(2,438)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	-	877	8,914	-	9,791	(683)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,883	336	4,928	1,048	6,312	(422)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	12,143	2,731	19,498	2,703	24,932	(1,194)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	-	2,618	11,364	1,778	15,760	(820)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,676	16,470	704	20,850	(898)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	-	3,161	24,420	431	28,012	(1,522)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	-	556	6,817	77	7,450	(529)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	-	1,722	9,747	1,863	13,332	(666)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	-	1,098	13,049	54	14,201	(1,258)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	-	1,135	7,739	4	8,878	(661)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	-	501	7,575	49	8,125	(652)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	-	703	11,522	-	12,225	(610)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	-	1,545	11,312	50	12,907	(533)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	-	1,130	13,089	-	14,219	(594)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	-	1,174	14,651	-	15,825	(397)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	5,369	1,358	10,388	2,487	14,233	(621)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	-	4,010	32,832	567	37,409	(1,368)	1987	Jul-07	3 - 39 yrs.	176
Richmond	VA	Marriott	24,826	-	59,507	8,224	67,731	(2,429)	1984	Jan-08	3 - 39 yrs.	401
Seattle	WA	Residence Inn	-	-	60,489	6,539	67,028	(4,746)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	-	1,314	15,122	10	16,446	(864)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	-	3,514	28,500	1	32,015	(1,091)	2006	Oct-07	3 - 39 yrs.	150
Construction in Progress				-	-	438	438	-
			$106,184	$90,719	$842,581	$35,885	$969,185	$(48,497)				6,415

	2008	2007	2006		2008	2007	2006
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$806,828	$350,165	$-	Balance as of January 1	$(20,063)	$(3,073)	$-
Acquisitions	136,296	446,920	350,084	Depreciation expense	(28,434)	(16,990)	(3,073)
Improvements	26,061	9,743	81
Balance at December 31	$969,185	$806,828	$350,165	Balance at December 31	$(48,497)	$(20,063)	$(3,073)

(1) The cost basis for Federal Income Tax purposes approximates the cost basis used in this schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 3, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2009
Glade M. Knight, Director

By:	/s/ GLENN W. BUNTING	Date: March 3, 2009
Glenn W. Bunting, Director

By:	/s/ KENT W. COLTON	Date: March 3, 2009
Kent W. Colton, Director

By:	/s/ LISA B. KERN	Date: March 3, 2009
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 3, 2009
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
(Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-
125546) filed April 28, 2006)

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
April 11, 2006 between Apple Suites Realty Group, Inc. and Apple Seven Hospitality Ownership, Inc.
(Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-
125546) filed April 28, 2006)

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
Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

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
Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant’s Post-
Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

10.34	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-Rancho B. Associates, L.P. and
Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant’s Post-
Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

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
Inc. (Incorporated by reference to Exhibit 10.54 to the registrant’s quarterly report on Form 10-Q (SEC File 000-
52585) filed August 3, 2007)

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