Form 10-Q
period 2009-03-31
Apple REIT Seven, Inc.
filed 2009-05-05
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ý	Smaller reporting company ¨
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes    ☒ No

     As of May 1, 2009 there were 93,315,220 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	3
	Consolidated Statements of Operations – Three months ended March 31, 2009 and 2008	4
	Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	21
Signatures		22

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

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Investment in real estate, net of accumulated depreciation of $56,376 and $48,497, respectively	$918,469	$920,688
Cash and cash equivalents	9,417	20,609
Restricted cash-furniture, fixtures and other escrows	9,001	9,421
Due from third party managers	9,457	6,548
Other assets, net	8,069	10,578

TOTAL ASSETS	$954,413	$967,844

LIABILITIES
Notes payable	$108,522	$109,275
Accounts payable and accrued expenses	13,125	12,816

TOTAL LIABILITIES	121,647	122,091

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 93,702,821 and 93,530,188 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,702,821 and 93,530,188 shares, respectively	927,486	925,248
Distributions greater than net income	(94,744)	(79,519)

TOTAL SHAREHOLDERS' EQUITY	832,766	845,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$954,413	$967,844

See notes to consolidated financial statements.

     Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Revenues:
Room revenue	$43,374	$46,300
Other revenue	4,184	4,156
Total revenue	47,558	50,456

Expenses:
Operating expense	12,618	13,350
Hotel administrative expense	3,920	4,091
Sales and marketing	3,827	3,872
Utilities	2,242	2,070
Repair and maintenance	2,220	2,282
Franchise fees	1,946	1,953
Management fees	1,533	1,722
Taxes, insurance and other	3,591	3,198
General and administrative	1,170	1,398
Depreciation expense	7,879	6,488
Total expenses	40,946	40,424

Operating income	6,612	10,032

Interest expense, net	(1,282)	(324)

Net income	$5,330	$9,708

Basic and diluted net income per common share	$0.06	$0.11

Weighted average common shares outstanding - basic and diluted	93,482	91,954

Distributions declared and paid per common share	$0.22	$0.22

See notes to consolidated financial statements.

     Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Cash flow provided by operating activities:
Net income	$5,330	$9,708
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	7,879	6,488
Amortization of fair value adjustments and deferred financing costs	(99)	(79)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase in funds due from third party managers	(2,909)	(3,691)
Increase in other assets	(845)	(356)
Increase in accounts payable and accrued expenses	202	80
Net cash provided by operating activities	9,558	12,150

Cash flow from investing activities:
Capital improvements	(5,554)	(5,936)
Net decrease (increase) in cash restricted for property improvements	483	(632)
Cash paid for the acquisition of hotel properties	-	(54,519)
Deposits and other disbursements for potential acquisition of hotel properties	-	(78)
Redemption of ownership interest in non-hotel assets	3,240	-
Net cash used in investing activities	(1,831)	(61,165)

Cash flow from financing activities:
Payment of notes payable	(603)	(510)
Payment of financing costs related to loan assumptions	-	(281)
Redemptions of common stock	(4,844)	(907)
Net proceeds related to issuance of common stock	7,083	6,744
Cash distributions paid to common shareholders	(20,555)	(20,209)
Net cash used in financing activities	(18,919)	(15,163)

Decrease in cash and cash equivalents	(11,192)	(64,178)

Cash and cash equivalents, beginning of period	20,609	142,437
Cash and cash equivalents, end of period	$9,417	$78,259

Non-cash transactions:
Notes payable assumed in acquisitions	$-	$27,334

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2009.

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

Earnings per Common Share

     Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2009 and 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R was adopted by the Company in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, relating to nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis, effective January 1, 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s financial statements.

     In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company's resutls of operations or financial position.

     In November 2008, FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Other Assets

     The Company has a partial ownership interest in Apple Air Holding, LLC (“Apple Air”). A 50% interest was originally purchased by the Company in 2007 to allow the Company access to two corporate Lear jets for asset management, hotel acquisition and hotel renovation purposes. In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26%, through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company’s ownership interest in Apple Air (approximately $3.2 million at March 31, 2009) is included in other assets, net on the Company’s consolidated balance sheet. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the three months ending March 31, 2009 and 2008, the Company recorded a loss of approximately $107 thousand and $282 thousand, respectively, as its share of the net loss of Apple Air.

Note 3

Related Parties

     The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A7A utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with A7A during each of the three month periods ended March 31, 2009 and 2008 were approximately $0.8 million and $0.9 million, respectively.

     A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Shareholders’ Equity

     The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2009, the Company redeemed approximately 471 thousand Units for approximately $4.8 million under the program. During the three months ended March 31, 2008, the Company redeemed approximately 89 thousand Units in the amount of $0.9 million under the program.

     In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2009, approximately 644 thousand Units, representing $7.1 million in proceeds to the Company, were issued under the plan. During the three months ended March 31, 2008, approximately 613 thousand Units, representing $6.7 million in proceeds to the Company, were issued under the plan.

Note 5

Subsequent Events

     On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.50% at March 31, 2009) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%. Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty.

     On April 15, 2009, the Company paid $0.073334 per common share, totaling $6.9 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.3 million were reinvested, resulting in the issuance of 213,500 Units. Also in April 2009, the Board of Directors approved a reduction in the Company’s projected annual dividend distribution rate from $0.88 to $0.77 per common share, to begin with the dividend distribution scheduled for May 15, 2009. Based on the revised annual dividend distribution rate, the monthly common share dividend payment is expected to be $0.064167 per common share, effective in May 2009.

     In April 2009, the Company redeemed 601,101 Units for approximately $6.2 million under its Unit Redemption Program.

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

Overview

     The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007. The Company owned 51 hotels as of March 31, 2009, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were purchased during 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned. With the significant economic downturn in the United States, the results of the overall industry as well as the Company have declined, and did not meet expectations in the first quarter of 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results (in thousands, except statistical data):

	Three months ended March 31,
	2009	% of Revenue	2008	% of Revenue	Percent change
Total revenues	$47,558	100%	$50,456	100%	-6%
Hotel direct expenses	28,306	60%	29,340	58%	-4%
Taxes, insurance and other expense	3,591	8%	3,198	6%	12%
General and administrative expense	1,170	2%	1,398	3%	-16%

Depreciation	7,879		6,488		21%
Interest expense, net	1,282		324		296%

Average Market Yield (1)	125		119		5%
Number of hotels	51		47		9%
Average Daily Rate (ADR)	$116		$122		-5%
Occupancy	65%		71%		-8%
RevPAR	$75		$87		-14%

(1) Calculated from data provided by Smith Travel Research, Inc. ®.

Hotels Owned

     The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2009:

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/2006	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/2006	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/2006	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/2006	107	11,606
Prattville	AL	Courtyard	LBA	4/24/2007	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/2007	63	4,584
Trussville	AL	Courtyard	LBA	10/4/2007	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/2007	86	8,927
Dothan	AL	Residence Inn	LBA	4/16/2008	84	9,669
Tucson	AZ	Residence Inn	Western	1/17/2008	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/2006	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/2006	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/2007	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/2007	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/2007	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/2007	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/2007	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/2006	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/2007	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/2007	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/2007	78	9,805
Miami	FL	Courtyard	Dimension	9/5/2008	118	15,000
Columbus	GA	Fairfield Inn	LBA	4/24/2007	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/2007	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/2008	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/2008	86	8,428
Boise	ID	SpringHill Suites	Inn Ventures	9/14/2007	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/2006	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/2006	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/2007	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/2006	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/2007	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/2007	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/2006	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/2006	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/2007	140	11,100
Houston	TX	Residence Inn	Western	4/27/2006	129	13,600
Brownsville	TX	Courtyard	Western	6/19/2006	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/2006	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/2007	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/2007	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/2007	123	13,838
El Paso	TX	Homewood Suites	Western	4/23/2008	114	15,390
Provo	UT	Residence Inn	Dimension	6/13/2007	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/2007	176	36,997
Richmond	VA	Marriott	White	1/25/2008	410	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/2006	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/2007	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/2007	150	31,000
				Total	6,424	$901,594

     With the exception of assumed mortgage loans on certain hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. No hotels have been purchased since September 2008, and there are no outstanding purchase contracts for additional hotels as of March 31, 2009.

Results of Operations

     As of March 31, 2009, the Company owned 51 hotels with 6,424 rooms. At March 31, 2008 the Company owned 47 hotels (three of which were purchased during the first three months of 2008), with a total of 6,013 rooms. As a result of this activity, a comparison of operations for the three month periods ended March 31, 2009 is not representative of the results that would have occurred if all hotels had been owned for the entire periods presented. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet initial expectations during the first quarter of 2009. It is anticipated the properties’ performance will continue to be below comparable operating periods of 2008 until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 10-15% declines in RevPAR in 2009 compared to 2008 rates. While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations included in the consolidated statement of operations are for the Company’s hotels acquired through March 31, 2009, for the respective period of ownership for each property. The Company owned 51 hotels as of March 31, 2009, compared to 47 hotels owned as of March 31, 2008. For the three months ended March 31, 2009 and 2008, the Company had total revenue of $47.6 and $50.5 million, respectively, with average occupancy of 65% and 71%, average daily rate (“ADR”) of $116 and $122, and revenue per available room (“RevPAR”) of $75 and $87. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are comparable with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. However, as supply of hotel rooms in markets that the Company serves has begun to exceed demand, and general economic conditions have weakened throughout the United States, the Company’s revenue at most individual hotels has experienced declines compared to prior year results. The Company expects this trend to continue for the remainder of 2009. As a result, the Company does not anticipate improvement in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in the previous year. Although the Company has experienced declines in RevPAR, the Company continues to focus on improving market share and continues to be a leader in its local markets. The Company’s Average RevPAR Index for the first quarter of 2009 was 125, an increase of 5% over the first quarter of 2008. The RevPAR index is a measure of each hotel’s RevPAR compared to the average in its local market.

Expenses

     Expenses for the three months ended March 31, 2009 and 2008 represent the expenses related to the 51 hotels acquired through March 31, 2009 for their respective periods owned. For the three month periods ended March 31, 2009 and 2008, hotel direct expenses totaled $28.3 and $29.3 million, or 60% and 58% of total revenue, respectively. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the three months ended March 31, 2009 reflect the impact of declining revenues at most of the Company’s hotels, as certain operating costs are relatively fixed in nature, and cannot be curtailed or eliminated. Also impacting a comparison of hotel direct expenses to the prior period of 2008 were the operating results at the Company’s full-service Marriott hotel in Richmond, Virginia (“MRV”) for the first quarter of 2008. At the time of purchase of the MRV on January 25, 2008, the Company implemented a change from the predecessor owner’s prior hotel management company to White Lodging Services Corporation. The Company incurred hotel staff recruiting, training, travel and relocation costs associated with the installation of the new management company and related personnel resources at the MRV. In addition, expenditures for non-capitalized items associated with improving the hotel’s rooms, restaurant, and overall service levels, and addressing deferred maintenance and repair, were incurred. Excluding the results of operations of the MRV hotel, the Company’s hotel direct expenses were $25.6 million or 55% of total revenue for the three month period ended March 31, 2008. With the weakened economic conditions, the Company has and will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated these reductions will offset revenue declines.

     Taxes, insurance, and other expense for the three months ended March 31, 2009 and 2008 were $3.6 and $3.2 million, or 8% and 6% of total revenue for the applicable period. Increases in these expenses reflect additional hotel acquisitions since March 31, 2008.

     General and administrative expense for the three months ended March 31, 2009 and 2008 were $1.2 and $1.4 million, representing 2% and 3% of total revenue for each period, respectively. The Company anticipates general and administrative costs to be slightly less than 2008 for the remainder of the year as it has reduced its interest in Apple Air Holding, LLC and has reduced certain other administrative costs.

     Depreciation expense for the three months ended March 31, 2009 and 2008 was $7.9 million and $6.5 million, respectively. These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

     For the three months ended March 31, 2009 and 2008, the Company recognized interest income of $0.1 and $1.0 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments. The Company’s average balances of invested cash have decreased since March 31, 2008 due to the completion of four hotel acquisitions during the second and third quarters of 2008, and due to funding of significant renovation activity. In addition, average interest rates earned on invested cash balances have declined since the first quarter of 2008. Interest expense during the three months ended March 31, 2009 and 2008 totaled $1.4 and $1.3 million, respectively. Interest expense primarily represents interest incurred on mortgage loans assumed on acquired hotels. As of March 31, 2009, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $108.5 million. Interest expense in 2009 and 2008 is net of capitalized interest, of approximately $0.3 million for each three month period, associated with hotel renovations.

Liquidity and Capital Resources

     The Company’s cash on hand ($9.4 million at March 31, 2009) and operating cash flow from the properties owned are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, cash on hand and credit availability will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions to shareholders, capital expenditures and debt service.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2009 totaled $20.6 million and were paid monthly at a rate of $0.073334 per common share. For the same period, the Company’s cash generated from operations was approximately $9.6 million. These distributions included a return of capital and have been funded from cash raised through the Company’s completed best efforts offering of Units. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. Additionally, in consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share. The reduction of the dividend will be effective for the planned May 15, 2009 distribution.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2009, the Company also held $7.5 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements. The Company substantially completed significant renovations on one hotel property during the first three months of 2009. Major renovations were continuing on two other hotel properties at the end of the first quarter of 2009. An additional property is expected to begin major renovations during 2009. Total capital expenditures incurred in the first three months of 2009 were approximately $5.7 million. Additional capital expenditures are anticipated to be approximately $14 million over the remaining nine months of 2009.

     The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2009, the Company redeemed approximately 471 thousand Units in the amount of $4.8 million under the program. During the three months ended March 31, 2008, the Company redeemed approximately 89 thousand Units in the amount of $0.9 million under the program.

     In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2009, approximately 644 thousand Units, representing $7.1 million in proceeds to the Company, were issued under the plan. During the three months ended March 31, 2008, approximately 613 thousand Units, representing $6.7 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

     The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A7A utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with A7A during each of the three month periods ended March 31, 2009 and 2008 were approximately $0.8 million and $0.9 million, respectively.

     A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

     The Company has a partial ownership interest in Apple Air Holding, LLC (“Apple Air”). A 50% interest was originally purchased by the Company in 2007 to allow the Company access to two corporate Lear jets for asset management, hotel acquisition and hotel renovation purposes. In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26%, through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company’s ownership interest in Apple Air (approximately $3.2 million at March 31, 2009) is included in other assets, net on the Company’s consolidated balance sheet. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the three months ending March 31, 2009 and 2008, the Company recorded a loss of approximately $107 thousand and $282 thousand, respectively, as its share of the net loss of Apple Air.

Subsequent Events

     On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.50% at March 31, 2009) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%. Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty.

     On April 15, 2009, the Company paid $0.073334 per common share, totaling $6.9 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.3 million were reinvested, resulting in the issuance of 213,500 Units. Also in April 2009, the Board of Directors approved a reduction in the Company’s projected annual dividend distribution rate from $0.88 to $0.77 per common share, to begin with the dividend distribution scheduled for May 15, 2009. Based on the revised annual dividend distribution rate, the monthly common share dividend payment is expected to be $0.064167 per common share, effective in May 2009.

     In April 2009, the Company redeemed 601,101 Units for approximately $6.2 million under its UnitRedemption Program.

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

Seasonality

     The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. The Company may utilize short-term borrowings in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R was adopted by the Company in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, relating to nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis, effective January 1, 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s financial statements.

     In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at March 31, 2009 of approximately $9.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $94 thousand, all other factors remaining the same.

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

PART II.       OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

     The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the first quarter of 2009:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Units Purchased		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
		Average Price Paid per Unit
Period
January 2009	471,284	$10.28	1,338,373	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.      Exhibits

Exhibit Number
Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the Registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006).

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 4, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 4, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)