Form 10-Q
period 2009-06-30
Apple REIT Seven, Inc.
filed 2009-08-07
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.
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

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ☒	Smaller reporting company ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes ☒ No

As of August 1, 2009 there were 93,265,518 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations – For the three and six months ended June 30, 2009 and 2008	4
	Consolidated Statements of Cash Flows – For the six months ended June 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	23

Signatures		24

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

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2009	December 31, 2008

ASSETS
Investment in real estate, net of accumulated depreciation of $64,431 and $48,497, respectively	$914,114	$920,688
Cash and cash equivalents	2,077	20,609
Restricted cash-furniture, fixtures and other escrows	8,033	9,421
Due from third party managers	9,505	6,548
Other assets, net	7,928	10,578

TOTAL ASSETS	$941,657	$967,844

LIABILITIES
Notes payable	$107,789	$109,275
Accounts payable and accrued expenses	12,775	12,816

TOTAL LIABILITIES	120,564	122,091

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 93,681,026 and 93,530,188 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,681,026 and 93,530,188 shares, respectively	927,782	925,248
Distributions greater than net income	(106,713)	(79,519)

TOTAL SHAREHOLDERS' EQUITY	821,093	845,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$941,657	$967,844

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Revenues:
Room revenue	$46,197	$52,179	$89,571	$98,479
Other revenue	4,386	5,000	8,570	9,156
Total revenue	50,583	57,179	98,141	107,635

Expenses:
Operating expense	13,065	14,573	25,683	27,923
Hotel administrative expense	4,095	4,992	8,015	9,083
Sales and marketing	3,918	4,333	7,745	8,205
Utilities	2,038	2,134	4,280	4,204
Repair and maintenance	2,256	2,417	4,476	4,699
Franchise fees	2,027	2,267	3,973	4,220
Management fees	1,693	2,116	3,226	3,838
Taxes, insurance and other	3,791	3,245	7,382	6,443
General and administrative	1,169	1,660	2,339	3,058
Depreciation expense	8,056	7,008	15,935	13,496
Total expenses	42,108	44,745	83,054	85,169

Operating income	8,475	12,434	15,087	22,466

Interest expense, net	(1,586)	(1,014)	(2,868)	(1,338)

Net income	$6,889	$11,420	$12,219	$21,128

Basic and diluted net income per common share	$0.07	$0.12	$0.13	$0.23

Weighted average common shares outstanding; basic and diluted	93,532	92,459	93,507	92,206

Distributions declared and paid per common share	$0.20	$0.22	$0.42	$0.44

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008

Cash flow from operating activities:
Net income	$12,219	$21,128
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	15,935	13,496
Amortization of deferred financing costs and fair value adjustments	(194)	(117)
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(2,957)	(5,121)
Increase in other assets	(93)	(195)
Increase in accounts payable and accrued expenses	34	205
Net cash provided by operating activities	24,944	29,396

Cash flow used in investing activities:
Capital improvements	(9,438)	(11,154)
Net decrease in cash restricted for property improvements	832	369
Cash paid for the acquistion of hotel properties	-	(87,761)
Deposits and other disbursements for potential acquistion of hotel properties	-	(129)
Redemption of ownership interest in non-hotel assets	3,240	-
Net cash used in investing activities	(5,366)	(98,675)

Cash flow used in financing activities:
Payment of mortgage notes payable	(1,188)	(1,057)
Payment of financing costs related to borrowings	(43)	(301)
Redemptions of common stock	(11,107)	(2,236)
Net proceeds related to issuance of common stock	13,641	13,714
Cash distributions paid to common shareholders	(39,413)	(40,528)
Net cash used in financing activities	(38,110)	(30,408)

Decrease in cash and cash equivalents	(18,532)	(99,687)

Cash and cash equivalents, beginning of period	20,609	142,437
Cash and cash equivalents, end of period	$2,077	$42,750

Non-cash transactions:
Notes payable assumed in acquisitions	$-	$27,334

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2009.

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

Earnings per Common Share

     Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the six months ended June 30, 2009 and 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition of an existing business must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission that would be paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company, upon the purchase of a property. SFAS 141R was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. In accordance with SFAS 141R, any similar costs would be expensed on the date of acquisition of a property. The Company has not completed any acquisitions of properties since September 2008 and, therefore, the adoption of this standard has not had a material impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, the FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly(“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Note 2

Other Assets

     The Company has a partial ownership interest in Apple Air Holding, LLC (“Apple Air”). A 50% interest was originally purchased by the Company in 2007 to allow the Company access to two corporate Lear jets for asset management, hotel acquisition and hotel renovation purposes. In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26%, through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company’s ownership interest in Apple Air (approximately $3.1 million at June 30, 2009) is included in other assets, net on the Company’s consolidated balance sheet. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the six months ending June 30, 2009 and 2008, the Company recorded a loss of approximately $221 thousand and $507 thousand, respectively, as its share of the net loss of Apple Air.

Note 3

Related Parties

     The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A7A utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with A7A during each of the six month periods ended June 30, 2009 and 2008 were approximately $1.4 million and $1.8 million, respectively.

     A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit Facility

     On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes including the payment of distributions. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.50% at April 2, 2009) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%. Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty. There were no borrowings outstanding under the line of credit facility at June 30, 2009.

Note 5

Shareholders’ Equity

     The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2009, the Company redeemed approximately 1.1 million Units for approximately $11.1 million under the program. During the six months ended June 30, 2008, the Company redeemed approximately 219 thousand Units in the amount of $2.2 million under the program.

     In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2009, approximately 1.2 million Units, representing $13.5 million in proceeds to the Company, were issued under the plan. During the six months ended June 30, 2008, approximately 1.2 million Units, representing $13.7 million in proceeds to the Company, were issued under the plan.

Note 6

Fair Value of Financial Instruments

     The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $107.8 million and $110.1 million. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $109.3 million and $116.3 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 7

Subsequent Events

     The Company has disclosed the following subsequent events in accordance with SFAS No. 165. Subsequent events have been evaluated through August 7, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

     On July 15, 2009, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,038 Units.

     In July 2009, the Company redeemed 602,546 Units for approximately $6.4 million under its Unit Redemption Program.

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

Overview

     The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007. The Company owned 51 hotels as of June 30, 2009, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were purchased during 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned. With the significant economic downturn in the United States, the results of the overall industry as well as the Company have declined, and did not meet expectations in the first six months of 2009. Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines as compared to the same period in 2008 throughout the remainder of 2009. The Company is working with its management companies to reduce costs to offset revenue declines as much as possible. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate, revenue per available room and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results (in thousands, except statistical data):

	Three months ended June 30,					Six months ended June 30,
	2009	% of Revenue	2008	% of Revenue	Percent change	2009	% of Revenue	2008	% of Revenue	Percent change
Total hotel revenue	$50,583	100%	$57,179	100%	-12%	$98,141	100%	$107,635	100%	-9%
Hotel operating expenses	29,092	58%	32,832	57%	-11%	57,398	58%	62,172	58%	-8%
Taxes, insurance and other expense	3,791	7%	3,245	6%	17%	7,382	8%	6,443	6%	15%
General and administrative expense	1,169	2%	1,660	3%	-30%	2,339	2%	3,058	3%	-24%
Depreciation	8,056		7,008		15%	15,935		13,496		18%
Interest expense, net	(1,586)		(1,014)		56%	(2,868)		(1,338)		114%

Average Market Yield (1)	122		116		5%	123		117		5%
Number of hotels	51		50		2%	51		50		2%
Average Daily Rate (ADR)	$113		$121		-7%	$114		$121		-6%
Occupancy	70%		76%		-8%	67%		74%		-9%
RevPAR	$79		$92		-14%	$77		$90		-14%

(1) Calculated from data provided by Smith Travel Research, Inc. ®.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2009 (all dollar amounts are in thousands):

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

     With the exception of assumed mortgage loans on certain hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. No hotels have been purchased since September 2008, and there are no outstanding purchase contracts for additional hotels as of June 30, 2009.

Results of Operations

     As of June 30, 2009, the Company owned 51 hotels with 6,424 rooms. At June 30, 2008 the Company owned 50 hotels (six of which were purchased during the first six months of 2008), with a total of 6,297 rooms. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the first six months of 2009. It is anticipated the properties’ performance will continue to be below comparable operating periods of 2008 until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 15-20% declines in RevPAR in 2009 compared to 2008 rates. While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations included in the consolidated statement of operations are for the Company’s hotels acquired through June 30, 2009, for the respective period of ownership for each property. The Company owned 51 hotels as of June 30, 2009, compared to 50 hotels owned as of June 30, 2008. For the three months ended June 30, 2009 and 2008, the Company had total revenue of $50.6 and $57.2 million, respectively, with average occupancy of 70% and 76%, average daily rate (“ADR”) of $113 and $121, and revenue per available room (“RevPAR”) of $79 and $92. For the six months ended June 30, 2009 and 2008, the Company had total revenue of $98.1 and $107.6 million, respectively, with average occupancy of 67% and 74%, ADR of $114 and $121, and RevPAR of $77 and $90. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are comparable with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. However, as demand has declined, and general economic conditions have weakened throughout the United States, the Company’s revenue at most individual hotels has experienced declines compared to prior year results. The Company expects this trend to continue for the remainder of 2009. As a result, the Company does not anticipate improvement in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in the previous year. Although the Company has experienced declines in RevPAR, the Company continues to focus on improving market share and continues to be a leader in its local markets. The Company’s Average RevPAR Index for the first six months of 2009 was 123, an increase of 5% over the first six months of 2008. The RevPAR index is a measure of each hotel’s RevPAR compared to the average in its local market.

Expenses

     Expenses for the three and six months periods ended June 30, 2009 and 2008 represent the expenses related to the 51 hotels acquired through June 30, 2009 for their respective periods owned. For the three month periods ended June 30, 2009 and 2008, hotel direct expenses totaled $29.1 and $32.8 million, or 58% and 57% of total revenue, respectively. For the six month periods ended June 30, 2009 and 2008, hotel direct expenses totaled $57.4 and $62.2 million, or 58% of total revenue for each period. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

     Results for the three and six months periods ended June 30, 2009 reflect the impact of declining revenues at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment. However, certain operating costs are relatively fixed in nature, and cannot be curtailed or eliminated. The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. With the weakened economic conditions, the Company has and will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated these reductions will offset revenue declines.

     Taxes, insurance, and other expense for the three months ended June 30, 2009 and 2008 were $3.8 and $3.2 million, or 7% and 6% of total revenue for the applicable period. For the six month periods ended June 30, 2009 and 2008, taxes, insurance, and other expense totaled $7.4 and $6.4 million, or 8% and 6% of total revenue for the applicable period. Increases in these expenses reflect higher real estate and personal property tax assessments at selected hotels, including some of the Company’s hotels that were newly constructed during 2007 and 2008.

     General and administrative expense for the three months ended June 30, 2009 and 2008 were $1.2 and $1.7 million, representing 2% and 3% of total revenue for each period, respectively. For the six month periods ended June 30, 2009 and 2008, general and administrative expenses were $2.3 and $3.1 million, representing 2% and 3% of total revenue for the applicable period. The Company anticipates general and administrative costs to be slightly less than 2008 for the remainder of the year as it has reduced its interest in Apple Air Holding, LLC and has reduced certain other administrative costs.

     Depreciation expense for the three months ended June 30, 2009 and 2008 was $8.1 million and $7.0 million. For the six month periods ended June 30, 2009 and 2008, depreciation expense totaled $15.9 million and $13.5 million. These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

     Interest expense during the six months ended June 30, 2009 and 2008 totaled $3.0 and $2.7 million, respectively. For the three months ended June 30, 2009 and 2008, the Company incurred interest expense of $1.6 and $1.4 million. Interest expense primarily represents interest incurred on mortgage loans assumed on acquired hotels. As of June 30, 2009, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $107.8 million. Interest expense in 2009 and 2008 is net of capitalized interest, of approximately $0.4 million for the six month period ended June 30, 2009, and approximately $0.6 million for the six month period ended June 30, 2008, associated with hotel renovations. For the six month periods ended June 30, 2009 and 2008, the Company recognized interest income of $0.1 million and $1.4 million, respectively. For the three months ended June 30, 2008, the Company recognized interest income of $0.4 million; interest income recognized in the three months ended June 30, 2009 was not material. Interest income represents earnings on excess cash invested in short term money market instruments. The Company’s average balances of invested cash have decreased since December 31, 2007 due to the completion of seven hotel acquisitions during 2008, and due to funding of significant renovation activity in both 2008 and 2009. In addition, average interest rates earned on invested cash balances have, in general, declined during 2008 and 2009.

Liquidity and Capital Resources

     The Company’s operating cash flow from the properties owned, cash on hand ($2.1 million at June 30, 2009) and line of credit are the Company’s principal sources of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, cash on hand and credit availability will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions to shareholders, capital expenditures and debt service.

     On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes including the payment of distributions. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.50% at April 2, 2009) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%. Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty. There were no borrowings outstanding under the line of credit facility at June 30, 2009.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2009 totaled $39.4 million and were paid monthly at a rate of $0.073334 per common share from January through April 2009, and monthly at a rate of $0.064167 per common share from May through June of 2009. For the same six month period, the Company’s cash generated from operations was approximately $24.9 million. This shortfall includes a return of capital and was funded by cash on hand. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. In consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share. The reduction of the dividend was effective beginning with the May 15, 2009 distribution.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2009, the Company also held $7.1 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements. The Company substantially completed significant renovations on two hotel properties during the first six months of 2009. Major renovations were continuing on one other hotel property at the end of the second quarter of 2009. An additional property is expected to begin major renovations during 2009. Total capital expenditures incurred in the first six months of 2009 were approximately $9.4 million. Additional capital expenditures are anticipated to be approximately $10 million over the remaining six months of 2009.

     The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2009, the Company redeemed approximately 1.1 million Units in the amount of $11.1 million under the program. During the six months ended June 30, 2008, the Company redeemed approximately 219 thousand Units in the amount of $2.2 million under the program.

     In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2009, approximately 1.2 million Units, representing $13.5 million in proceeds to the Company, were issued under the plan. During the six months ended June 30, 2008, approximately 1.2 million Units, representing $13.7 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

     The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A7A utilizes Apple REIT Six, Inc. to provide these services. The total fees incurred under the agreement with A7A during each of the six month periods ended June 30, 2009 and 2008 were approximately $1.4 million and $1.8 million, respectively.

     A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

     The Company has a partial ownership interest in Apple Air Holding, LLC (“Apple Air”). A 50% interest was originally purchased by the Company in 2007 to allow the Company access to two corporate Lear jets for asset management, hotel acquisition and hotel renovation purposes. In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26%, through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company’s ownership interest in Apple Air (approximately $3.1 million at June 30, 2009) is included in other assets, net on the Company’s consolidated balance sheet. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the six months ending June 30, 2009 and 2008, the Company recorded a loss of approximately $221 thousand and $507 thousand, respectively, as its share of the net loss of Apple Air.

Subsequent Events

     On July 15, 2009, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,038 Units.

     In July 2009, the Company redeemed 602,546 Units for approximately $6.4 million under its Unit Redemption Program.

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

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition of an existing business must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission that would be paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company, upon the purchase of a property. SFAS 141R was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. In accordance with SFAS 141R, any similar costs would be expensed on the date of acquisition of a property. The Company has not completed any acquisitions of properties since September 2008 and, therefore, the adoption of this standard has not had a material impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, the FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at June 30, 2009 of approximately $2.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $21 thousand, all other factors remaining the same.

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

PART II.          OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

     The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the second quarter of 2009:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
	Total Number of Units Purchased
		Average Price Paid per Unit
Period
April 2009	607,227	$ 10.31	1,945,600	(1)

(1)  The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the
       12 month period.

Item 4.    Submission of Matters to a Vote of Security Holders

     On May 14, 2009, the Company held an Annual Meeting of Shareholders for the purpose of electing one director to the Company’s Board of Directors. The nominee to the Company’s Board of Directors was Glade M. Knight, who was a current director of the Company. Mr. Knight was nominated for a three year term. The election was uncontested, and the nominee was elected.

     The total number of votes represented at the Annual Meeting of Shareholders was 93,664,285. The voting results were as follows:

Nominee	Votes For	Votes Withheld/Against
Glade M. Knight	92,735,435	928,850

     The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glenn W. Bunting, Kent W. Colton, Lisa B. Kern and Bruce H. Matson.

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

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 7, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 7, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)