Form 10-Q
period 2009-09-30
Apple REIT Seven, Inc.
filed 2009-11-04
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes  ☒ No

As of November 1, 2009 there were 93,146,763 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.
FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations — For the three and nine months ended September 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows — For the nine months ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	21

Signatures		22

This Form 10-Q includes references to certain trademarks or service marks.  The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide (formerly Hilton Hotels Corporation) or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Investment in real estate, net of accumulated depreciation of $72,609 and $48,497, respectively	$908,268	$920,688
Cash and cash equivalents	—	20,609
Restricted cash-furniture, fixtures and other escrows	9,127	9,421
Due from third party managers	8,346	6,548
Other assets, net	6,793	10,578

TOTAL ASSETS	$932,534	$967,844

LIABILITIES
Notes payable	$109,315	$109,275
Accounts payable and accrued expenses	14,096	12,816

TOTAL LIABILITIES	123,411	122,091

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 93,640,850 and 93,530,188 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,640,850 and 93,530,188 shares, respectively	927,554	925,248
Distributions greater than net income	(118,455)	(79,519)

TOTAL SHAREHOLDERS’ EQUITY	809,123	845,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$932,534	$967,844

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues:
Room revenue	$45,225	$52,552	$134,796	$151,031
Other revenue	4,198	4,696	12,768	13,852
Total revenue	49,423	57,248	147,564	164,883

Expenses:
Operating expense	13,098	14,805	38,781	42,728
Hotel administrative expense	3,839	4,240	11,854	13,323
Sales and marketing	3,844	4,228	11,589	12,433
Utilities	2,528	2,735	6,808	6,939
Repair and maintenance	2,223	2,592	6,699	7,291
Franchise fees	2,063	2,201	6,036	6,421
Management fees	1,526	1,927	4,752	5,765
Taxes, insurance and other	3,150	3,898	10,532	10,341
General and administrative	1,030	1,323	3,369	4,381
Depreciation expense	8,176	7,313	24,111	20,809
Total expenses	41,477	45,262	124,531	130,431

Operating income	7,946	11,986	23,033	34,452

Interest expense, net	(1,696)	(1,250)	(4,564)	(2,588)

Net income	$6,250	$10,736	$18,469	$31,864

Basic and diluted net income per common share	$0.07	$0.12	$0.20	$0.34

Weighted average common shares outstanding; basic and diluted	93,486	92,865	93,500	92,428

Distributions declared and paid per common share	$0.19	$0.22	$0.61	$0.66

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2009	September 30, 2008
Cash flow from operating activities:
Net income	$18,469	$31,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	24,111	20,809
Amortization of deferred financing costs and fair value adjustments	(289)	(219)
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(1,798)	(3,887)
Decrease (increase) in other assets	440	(91)
Increase in accounts payable and accrued expenses	2,168	2,773
Net cash provided by operating activities	43,101	51,249

Cash flow used in investing activities:
Capital improvements	(12,583)	(17,849)
Net decrease in cash restricted for property improvements	287	552
Cash paid for the acquistion of hotel properties	—	(102,991)
Deposits and other disbursements for potential acquistion of hotel properties	—	(126)
Redemption of ownership interest in non-hotel assets	3,240	—
Net cash used in investing activities	(9,056)	(120,414)

Cash flow used in financing activities:
Net proceeds from line of credit	2,270	—
Payment of mortgage notes payable	(1,782)	(1,613)
Payment of financing costs related to borrowings	(43)	(301)
Redemptions of common stock	(17,521)	(4,933)
Net proceeds related to issuance of common stock	19,827	20,848
Cash distributions paid to common shareholders	(57,405)	(60,940)
Net cash used in financing activities	(54,654)	(46,939)

Decrease in cash and cash equivalents	(20,609)	(116,104)

Cash and cash equivalents, beginning of period	20,609	142,437
Cash and cash equivalents, end of period	$—	$26,333

Non-cash transactions:
Notes payable assumed in acquisitions	$—	$27,334

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2009.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the nine months ended September 30, 2009 and 2008. As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

 In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Note 2

Other Assets

The Company has a partial ownership interest in Apple Air Holding, LLC (“Apple Air”).  A 50% interest was originally purchased by the Company in 2007 to allow the Company access to two corporate Lear jets for asset management, hotel acquisition and hotel renovation purposes.  In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26%, through the redemption of a 24% ownership interest by Apple Air.  The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption.  No gain or loss from the redemption was recognized by the Company.  The Company’s ownership interest in Apple Air (approximately $3.0 million at September 30, 2009) is included in other assets, net on the Company’s consolidated balance sheet.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly.  For the nine months ending September 30, 2009 and 2008, the Company recorded a loss of approximately $338 thousand and $716 thousand, respectively, as its share of the net loss of Apple Air.

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  A7A utilizes Apple REIT Six, Inc. to provide these services.  The total fees incurred under the agreement with A7A during each of the nine month periods ended September 30, 2009 and 2008 were approximately $2.1 million and $2.6 million, respectively.  These fees are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit Facility

On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes including the payment of distributions.  The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011.  The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.50% at April 2, 2009) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%.  Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty.  The balance outstanding under the line of credit facility on September 30, 2009 was $2.27 million, at an annual interest rate of 3.15%.

Note 5

Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the nine months ended September 30, 2009, the Company redeemed approximately 1.7 million Units for approximately $17.5 million under the program.  During the nine months ended September 30, 2008, the Company redeemed approximately 483 thousand Units in the amount of $4.9 million under the program.

In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2009, approximately 1.8 million Units, representing $19.7 million in proceeds to the Company, were issued under the plan.  During the nine months ended September 30, 2008, approximately 1.9 million Units, representing $20.8 million in proceeds to the Company, were issued under the plan.

Note 6

Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt outstanding was $109.3 million and $113.2 million, respectively.  As of December 31, 2008, the carrying value and estimated fair value of the Company’s fixed rate mortgage indebtedness was $109.3 million and $116.3 million, respectively.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 7

Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

On October 15, 2009, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders.  Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,517 Units.

In October 2009, the Company redeemed 681,604 Units for approximately $7.3 million under its Unit Redemption Program.

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

Overview

The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007.  The Company owned 51 hotels as of September 30, 2009, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were purchased during 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned.   Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned.  With the significant economic downturn in the United States, the results of the overall industry as well as the Company have declined, and did not meet expectations in the first nine months of 2009.  Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines as compared to the same period in 2008 throughout the remainder of 2009 and into 2010.  The Company is working with its management companies to reduce costs to offset revenue declines as much as possible.  In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.  The following is a summary of the Company’s results (in thousands, except statistical data):

	Three months ended September 30,					Nine months ended September 30,
	2009	% of Revenue	2008	% of Revenue	Percent change	2009	% of Revenue	2008	% of Revenue	Percent change
Total hotel revenue	$49,423	100%	$57,248	100%	-14%	$147,564	100%	$164,883	100%	-11%
Hotel operating expenses	29,121	59%	32,728	57%	-11%	86,519	59%	94,900	58%	-9%
Taxes, insurance and other expense	3,150	6%	3,898	7%	-19%	10,532	7%	10,341	6%	2%
General and administrative expense	1,030	2%	1,323	2%	-22%	3,369	2%	4,381	3%	-23%
Depreciation	8,176		7,313		12%	24,111		20,809		16%
Interest expense, net	1,696		1,250		36%	4,564		2,588		76%

Average Market Yield (1)	123		116		6%	123		116		6%
Number of hotels	51		51		—	51		51		—
Average Daily Rate (ADR)	$109		$121		-10%	$112		$121		-7%
Occupancy	70%		75%		-7%	68%		74%		-8%
RevPAR	$77		$91		-15%	$77		$90		-14%

(1) Calculated from data provided by Smith Travel Research, Inc. ®.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2009 (all dollar amounts are in thousands):

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

With the exception of assumed mortgage loans on certain hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007.  The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.  The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements.  No hotels have been purchased since September 2008, and there are no outstanding purchase contracts for additional hotels as of September 30, 2009.

Results of Operations

As of September 30, 2009, the Company owned 51 hotels with 6,424 rooms.  The Company’s portfolio of hotels owned is unchanged from September 30, 2008.  Of the Company’s 51 hotels, seven were purchased during the first nine months of 2008, representing a total of 1,012 rooms at time of purchase.  Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality.  Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the first nine months of 2009.  It is anticipated the properties’ performance will continue to be below comparable operating periods of 2008 until general economic conditions improve.  The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn.

Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 15-20% declines in RevPAR in 2009 compared to 2008 rates.  Additionally, many analysts forecast 0 - 5% RevPAR declines in 2010 (as compared to 2009).  While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue.  Hotel operations included in the consolidated statement of operations are for the Company’s hotels acquired through September 30, 2009, for the respective period of ownership for each property.  The Company owned 51 hotels as of September 30, 2009 and September 30, 2008.  Of these 51 hotels, seven were purchased during the first nine months of 2008.  For the three months ended September 30, 2009 and 2008, the Company had total revenue of $49.4 and $57.2 million, respectively, with average occupancy of 70% and 75%, ADR of $109 and $121, and RevPAR of $77 and $91.  For the nine months ended September 30, 2009 and 2008, the Company had total revenue of $147.6 and $164.9 million, respectively, with average occupancy of 68% and 74%, ADR of $112 and $121, and RevPAR of $77 and $90.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.  These rates are comparable with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located.  However, as demand has declined, and general economic conditions have weakened throughout the United States, the Company’s revenue at most individual hotels has experienced declines compared to prior year results.  The Company expects this trend to continue for the remainder of 2009.  As a result, the Company does not anticipate improvement in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable prior periods.  Although the Company has experienced declines in RevPAR, the Company continues to focus on improving market share and continues to be a leader in its local markets.  The Company’s Market Yield for the first nine months of 2009 was 123, an increase of 6% over the first nine months of 2008.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in its local market.

Expenses

Expenses for the three and nine months periods ended September 30, 2009 and 2008 represent the expenses related to the 51 hotels acquired through September 30, 2009 for their respective periods owned.  For the three month periods ended September 30, 2009 and 2008, hotel direct expenses totaled $29.1 and $32.7 million, or 59% and 57% of total revenue, respectively.  For the nine month periods ended September 30, 2009 and 2008, hotel direct expenses totaled $86.5 and $94.9 million, or 59% and 58% of total revenue, respectively, for each period.  Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Results for the three and nine months periods ended September 30, 2009 reflect the impact of declining revenues at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment.  However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated.  The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  With the weakened economic conditions, the Company has and will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated these reductions will offset revenue declines.

Taxes, insurance, and other expense for the three months ended September 30, 2009 and 2008 were $3.2 and $3.9 million, or 6% and 7% of total revenue for the applicable period.  For the nine month periods ended September 30, 2009 and 2008, taxes, insurance, and other expense totaled $10.5 and $10.3 million, or 7% and 6% of total revenue for the applicable period.  Increases in these expenses for the comparable nine month periods ending September 30, 2009 and 2008 reflect higher real estate and personal property tax assessments at selected hotels, including some of the Company’s hotels that were newly constructed during 2007 and 2008.  For the comparable three month periods ended September 30, 2009 and 2008, the decrease in expenses reflects successful appeals of real estate assessments at certain hotel locations.

General and administrative expense for the three months ended September 30, 2009 and 2008 were $1.0 and $1.3 million, representing 2% of total revenue for each period, respectively.  For the nine month periods ended September 30, 2009 and 2008, general and administrative expenses were $3.4 and $4.4 million, representing 2% and 3% of total revenue for the applicable period.  The Company anticipates general and administrative costs to be slightly less than 2008 for the remainder of the year as it has reduced its interest in Apple Air Holding, LLC and has reduced certain other administrative costs.

Depreciation expense for the three months ended September 30, 2009 and 2008 was $8.2 million and $7.3 million.  For the nine month periods ended September 30, 2009 and 2008, depreciation expense totaled $24.1 million and $20.8 million.  These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

Interest expense during the nine months ended September 30, 2009 and 2008 totaled $4.7 and $4.3 million, respectively.  For the three months ended September 30, 2009 and 2008, the Company incurred interest expense of $1.7 and $1.6 million.  Interest expense primarily represents interest incurred on mortgage loans assumed on acquired hotels.  As of September 30, 2009, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $107.0 million.  Interest expense in 2009 and 2008 is net of capitalized interest, of approximately $0.4 million for the nine month period ended September 30, 2009, and approximately $0.7 million for the nine month period ended September 30, 2008, associated with hotel renovations.  For the nine month periods ended September 30, 2009 and 2008, the Company recognized interest income of $0.1 million and $1.7 million, respectively.  For the three months ended September 30, 2008, the Company recognized interest income of $0.3 million; interest income recognized in the three months ended September 30, 2009 was not material.  Interest income represents earnings on excess cash invested in short term money market instruments.  The Company’s average balances of invested cash have decreased since December 31, 2007 due to the completion of seven hotel acquisitions during 2008, and due to funding of significant renovation activity in both 2008 and 2009.  In addition, average interest rates earned on invested cash balances have, in general, declined during 2008 and 2009.

Liquidity and Capital Resources

The Company’s operating cash flow from the properties owned and line of credit facility are the Company’s principal sources of liquidity.  In addition, the Company may borrow additional funds, subject to limitations set forth in its bylaws.  The Company anticipates that cash flow and credit availability will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distributions to shareholders, capital expenditures and debt service.

On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes including the payment of distributions.  The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011.  The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.25% at September 30, 2009) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%.  Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty.  The balance outstanding under the line of credit facility on September 30, 2009 was $2.27 million, at an effective interest rate of 3.15%.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in the first nine months of 2009 totaled $57.4 million and were paid monthly at a rate of $0.073334 per common share from January through April 2009, and monthly at a rate of $0.064167 per common share from May through September of 2009.  For the same nine month period, the Company’s cash generated from operations was approximately $43.1 million.  This shortfall includes a return of capital and was funded primarily by cash on hand as of January 1, 2009.  The Company intends to continue paying distributions on a monthly basis.  However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate.  In consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share.  The reduction of the dividend was effective beginning with the May 15, 2009 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2009, the Company also held $7.7 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements.  The Company substantially completed significant renovations on three hotel properties during the first nine months of 2009.  An additional property is expected to begin major renovations during 2009.  Total capital expenditures incurred in the first nine months of 2009 were approximately $11.7 million.  Additional capital expenditures are anticipated to be in the range of approximately $3 million to $5 million over the remaining three months of 2009.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the nine months ended September 30, 2009, the Company redeemed approximately 1.7 million Units in the amount of $17.5 million under the program.  During the nine months ended September 30, 2008, the Company redeemed approximately 483 thousand Units in the amount of $4.9 million under the program.

In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2009, approximately 1.8 million Units, representing $19.7 million in proceeds to the Company, were issued under the plan.  During the nine months ended September 30, 2008, approximately 1.9 million Units, representing $20.8 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  A7A utilizes Apple REIT Six, Inc. to provide these services.  The total fees incurred under the agreement with A7A during each of the nine month periods ended September 30, 2009 and 2008 were approximately $2.1 million and $2.6 million, respectively.  These fees are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

The Company has a partial ownership interest in Apple Air Holding, LLC (“Apple Air”).  A 50% interest was originally purchased by the Company in 2007 to allow the Company access to two corporate Lear jets for asset management, hotel acquisition and hotel renovation purposes.  In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26%, through the redemption of a 24% ownership interest by Apple Air.  The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption.  No gain or loss from the redemption was recognized by the Company.  The Company’s ownership interest in Apple Air (approximately $3.0 million at September 30, 2009) is included in other assets, net on the Company’s consolidated balance sheet.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly.  For the nine months ending September 30, 2009 and 2008, the Company recorded a loss of approximately $338 thousand and $716 thousand, respectively, as its share of the net loss of Apple Air.

Subsequent Events

On October 15, 2009, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders.  Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,517 Units.

In October 2009, the Company redeemed 681,604 Units for approximately $7.3 million under its Unit Redemption Program.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company can be exposed to changes in short term money market rates paid on balances borrowed under its line of credit facility.  Based on the outstanding balance borrowed on the Company’s line of credit at September 30, 2009 of $2.27 million, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $22.7 thousand, subject to the conditions of the interest rate floor provisions of the line of credit facility, and with all other factors remaining the same.  The Company’s cash balance at September 30, 2009 was $0.

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

PART II.                         OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units.  If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more.  The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The following is a summary of redemptions during the third quarter of 2009:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	602,546	$10.64	2,548,146	(1)

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

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 4, 2009
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 4, 2009
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)