Form 10-K
period 2009-12-31
Apple REIT Seven, Inc.
filed 2010-03-05
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52585

APPLE REIT SEVEN, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175
(State of Organization)	(I.R.S. Employer Identification Number)
814 EAST MAIN STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There is currently no established public market on which the Company's common shares are traded. Based upon the price of Apple REIT Seven, Inc.'s common equity last sold, which was $11, on June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,030,087,000. The Company does not have any non-voting common equity.

         Number of registrant's common shares outstanding as of February 28, 2010: 93,124,950

Documents Incorporated by Reference.

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 6, 2010.

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

PART I

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Seven, Inc. ("the Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

        Apple REIT Seven, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate. Initial capitalization occurred on May 26, 2005, with its first investor closing under its best efforts offering on March 15, 2006. The Company acquired its first property on April 27, 2006. As of December 31, 2009, the Company owned 51 hotel properties operating in eighteen states. The best efforts offering was completed in July 2007.

        The Company is a real estate investment trust ("REIT") which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company's hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. ("Marriott"), Hilton Worldwide ("Hilton"), Western International ("Western"), Larry Blumberg & Associates ("LBA"), White Lodging Services Corporation ("WLS"), Dimension Development Company ("Dimension"), or Inn Ventures, Inc. ("Inn Ventures") under separate hotel management agreements.

        The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

        The address of the Company's Internet website is www.applereitseven.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

        The Company's acquisition strategy, substantially complete as of September 2008, included purchasing hotels in developed markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The Company's primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. The internal growth strategy includes utilizing the Company's asset management expertise to improve the quality of the Company's hotels by aggressively managing room rates, partnering with industry leaders in hotel management, thereby improving hotel revenue and operating performance, and franchising the hotels with leading brands, thereby improving the performance of an individual hotel in its local market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management of its portfolio will continue to improve each hotel's performance in their individual market, although there can be no assurance of these results.

Financing

        The Company has nine notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $103.8 million at December 31, 2009, maturity dates ranging from January 2013 to June 2016, and interest rates ranging from 5.85% to 6.95%. The Company also has an unsecured line of credit facility for a maximum aggregate commitment by the lender, a commercial bank, of $30 million. The line of credit facility, which matures in April 2011, had an outstanding balance at December 31, 2009 of $11.5 million, and its interest rate was 3.15%. The Company anticipates that cash flow from operations, credit availability and cash balances on hand will be adequate to meet substantially all of its liquidity requirements, including capital expenditures, debt service and distributions to shareholders. The Company will pursue additional financing in 2010 so that it can make distributions in excess of distributions required to maintain its REIT status. Historically, the Company has maintained a relatively stable monthly dividend rate instead of raising and lowering the distribution with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to levels required to maintain its REIT status. The Company's bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity, and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Company's hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company's hotels. General economic conditions in a particular market, and nationally, impact the performance of the hotel industry nationally and in a particular market.

Hotel Operating Performance

        At December 31, 2009, the Company owned seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inns, four SpringHill Suites, four TownePlace Suites, three Hampton Inn hotels, and one full-service Marriott hotel. They are located in eighteen states and, in aggregate, consist of 6,424 rooms. The Company's portfolio of hotels is unchanged from December 31, 2008.

        Room revenue for these hotels totaled $174.0 million for the year ended December 31, 2009, and the hotels achieved average occupancy of 67%, ADR of $111 and RevPAR of $74. Room revenue for the year ended December 31, 2008 totaled $195.4 million, and the Company's hotels achieved average occupancy of 71%, ADR of $120 and RevPAR of $86 for their period of ownership by the Company during the year ended December 31, 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company's hotels did not meet expectations during 2009. It is anticipated the properties' performance will continue to be below comparable pre-recession operating periods until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 0-5% declines in RevPAR in 2010, as compared to 2009. While reflecting the impact of declining economic activity, the Company's hotel performance as compared to other hotels within each individual market has generally met expectations for the period held. The Company's 2009 average RevPAR index was 123.8 with the market average being 100. The RevPAR index compares an individual hotel's RevPAR to the average RevPAR of its local market and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world.

        During the period from the Company's initial formation on May 20, 2005 through April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company's first property acquisition. A total of 18 hotels were purchased in 2006. The Company purchased an additional 26 hotels during 2007, and seven hotels during 2008.

Management and Franchise Agreements

        Each of the Company's 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $6.1 million, $7.4 million and $4.8 million, respectively, in management fees.

        Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $7.8 million, $8.3 million and $5.3 million, respectively, in franchise fees.

Maintenance and Renovation

        The Company's hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2009 and 2008, the Company's capital expenditures were approximately $14.0 million and $26.1 million, respectively.

Employees

        During 2009, all employees involved in the day-to-day operation of the Company's hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, Apple Seven Advisors, Inc. ("ASA") to provide management of the Company and its assets. Since October 2007, ASA has utilized Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company. From May 2007 through October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Prior to May 2007, ASA utilized Apple Hospitality Two, Inc. to provide such services.

Environmental Matters

        In connection with each of the Company's hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company's properties, which have not been, or are not currently being, remediated. No material remediation costs have or are expected to occur.

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with Apple Suites Realty Group ("ASRG") to provide brokerage services for the acquisition and disposition of the Company's real estate assets. ASRG is wholly owned by the Company's Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2009 under this contract.

        The Company is party to an advisory agreement with ASA pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Prior to May 2007, ASA used Apple Hospitality Two, Inc. to provide such services. From May 2007 through October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Beginning in October 2007, ASA has utilized Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company. During the years ended December 31, 2009, 2008 and 2007, the Company incurred fees and expenses totaling approximately $3.0 million, $3.4 million and $2.3 million, respectively.

        Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, ASA, Apple Six Advisors, Inc. ("A6A"), Apple Eight Advisors, Inc. ("A8A"), Apple Nine Advisors, Inc. ("A9A"), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer.

        Including ASRG, ASA, A6A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

        The Company is a member of Apple Air Holding, LLC ("Apple Air") which owns two Lear jets. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Item 1A.    Risk Factors

        The following describes several risk factors which are applicable to the Company.

Hotel Operations

        The Company's hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

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

General Economic Conditions

        Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company's control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Recession and Slowdown in the Lodging Industry

        A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States is emerging from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends remain; as a result the Company continues to experience reduced demand for hotel rooms as compared to prior years. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

Hospitality Industry

        The success of the Company's properties will depend largely on the property operators' ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company's income and the funds it has available to distribute to shareholders.

        The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual's willingness to travel. The Company's property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters (subject to policy deductibles). However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

        The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

        The Company's wholly-owned taxable REIT subsidiaries operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company's properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company's ability to create specific business plans tailored to each property and to each market.

Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company's immediate vicinity and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Company's hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Transferability of Shares

        There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company's bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

        If the Company's properties do not generate sufficient revenue to meet operating expenses, cash flow and the Company's ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room occupancy or rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make distributions to shareholders, there can by no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

        The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

        While the Company generally seeks to make distributions from operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholder would differ from a distribution from operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, the Company owned 51 hotels with an aggregate of 6,424 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	7	892
Homewood Suites	12	1,374
Courtyard	10	1,255
Residence Inn	7	923
Hampton Inn	3	355
Fairfield Inn	3	221
SpringHill Suites	4	593
TownePlace Suites	4	401
Marriott	1	410

Total	51	6,424

        The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

						Subsequently Capitalized
				Initial Cost
						Bldg. Imp. & FF&E	Total Gross Cost		Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Brand	Encumbrances	Land	Bldg./FF&E			Acc. Deprec.
Montgomery	AL	Homewood Suites	$—	$978	$10,032	$268	$11,278	$(1,160)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	765	9,960	459	11,184	(1,151)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	502	5,867	96	6,465	(713)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	643	9,879	1,437	11,959	(1,417)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	740	9,887	94	10,721	(1,162)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,092	10,889	41	12,022	(1,244)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,170	8,407	5	9,582	(814)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	570	4,243	30	4,843	(352)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,088	8,744	1	9,833	(685)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	804	8,384	2	9,190	(609)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	—	821	9,097	—	9,918	(615)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	—	998	15,960	—	16,958	(1,098)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	—	5,021	30,345	492	35,858	(3,626)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,669	32,271	202	37,142	(3,068)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,511	21,434	32	25,977	(1,787)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	14,898	7,354	26,215	267	33,836	(2,056)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,694	37,938	2,139	45,771	(3,000)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,203	2,345	17,333	487	20,165	(1,476)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,518	18,545	82	21,145	(1,714)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,785	12,277	333	14,395	(1,437)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	9,199	3,215	22,152	1,972	27,339	(2,321)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,285	910	6,202	138	7,250	(510)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	3,957	1,557	8,836	147	10,540	(744)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	—	—	15,463	82	15,545	(754)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	—	—	7,620	16	7,636	(630)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	25	10,140	(927)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	—	1,195	8,751	6	9,952	(585)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	—	—	8,643	10	8,653	(564)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	—	2,024	19,580	405	22,009	(1,715)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	16,109	4,586	39,500	1,090	45,176	(3,697)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	877	8,914	2	9,793	(987)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,754	336	4,928	1,192	6,456	(718)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	11,868	2,731	19,498	3,144	25,373	(2,123)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,618	11,364	1,860	15,842	(1,394)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,676	16,470	2,148	22,294	(1,645)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,161	24,420	492	28,073	(2,297)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	556	6,817	101	7,474	(785)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,722	9,747	2,032	13,501	(1,248)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	—	1,098	13,049	59	14,206	(1,719)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,135	7,739	8	8,882	(917)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	501	7,575	61	8,137	(929)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	703	11,522	—	12,225	(993)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,312	65	12,922	(914)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,130	13,089	—	14,219	(1,039)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	—	1,174	14,651	6	15,831	(925)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	5,234	1,358	10,388	2,761	14,507	(1,285)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,832	4,053	40,895	(2,588)	1987	Jul-07	3 - 39 yrs.	176
Richmond	VA	Marriott	24,276	—	59,614	14,815	74,429	(6,099)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	—	—	60,489	6,684	67,173	(7,311)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,314	15,122	20	16,456	(1,410)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,514	28,500	32	32,046	(1,966)	2006	Oct-07	3 - 39 yrs.	150

			$103,783	$90,714	$842,609	$49,893	$983,216	$(80,923)				6,424

        Investment in hotels at December 31, 2009, consisted of the following (in thousands):

Land	$90,714
Building and Improvements	831,121
Furniture, Fixtures and Equipment	61,381

983,216
Less Accumulated Depreciation	(80,923)

Investments in real estate, net	$902,293

        For additional information about the Company's properties, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Legal Proceedings

        The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business or financial condition or results of operations.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

        There is currently no established public market in which the Company's common shares are traded. As of December 31, 2009, there were 93,521,656 Units outstanding (each Unit consists of one common share, no par value, and one Series A preferred share). The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2009, the Units were held by approximately 20,300 beneficial shareholders.

Dividend Reinvestment Plan

        In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2009, approximately 5.6 million Units, representing $61.9 million in proceeds to the Company, have been issued under the plan since inception.

Unit Redemption Program

        The Company's Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 3.2 million Units in the amount of $33.7 million under the program. The following is a summary of redemptions during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2009	681,604	$10.74	3,229,750	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Series A Preferred Shares

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

        The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company's Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company's business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company's common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

        The Company's articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions totaled $75.4 million in 2009, $81.4 million in 2008, and $60.2 million in 2007. Distributions from May 2009 through December 2009 were paid monthly at a rate of $0.064167 per common share. Prior to the May 2009 distribution, distributions were paid monthly at a rate of $0.073334 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company's Board of Directors. The amount and frequency of future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

        The Company's Board of Directors has adopted and the Company's shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2009, options to purchase 220,270 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	220,270	$11.00	1,379,275
Incentive Plan	—	$—	4,029,318

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the years ended December 31, 2009, 2008, 2007 and 2006, and the period May 26, 2005 (initial capitalization) through December 31, 2005. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company's initial capitalization on May 26, 2005 to April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company's first property acquisition.

(in thousands except per share and statistical data)	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period May 26, 2005 (date of initial capitalization) through December 31, 2005
Revenues:
Room revenue	$174,042	$195,414	$129,467	$18,800	$—
Other revenue	17,673	18,877	9,097	1,545	—

Total revenue	191,715	214,291	138,564	20,345	—
Expenses:
Hotel operating expenses	113,968	124,588	76,944	12,229	—
Taxes, insurance and other	13,717	13,559	8,571	1,472	—
General and administrative	4,600	5,881	3,823	1,988	40
Depreciation	32,425	28,434	16,990	3,073	—
Debt extinguishment costs	—	—	1,391	—	—
Interest and other expenses, net	6,292	3,766	(2,388)	(1,855)	13

Total expenses	171,002	176,228	105,331	16,907	53

Net income (loss)	$20,713	$38,063	$33,233	$3,438	$(53)

Per Share
Net income (loss) per common share	$0.22	$0.41	$0.47	$0.23	$(5,251.30)
Distributions paid to common shareholders	$0.81	$0.88	$0.88	$0.66	$—
Weighted-average common shares outstanding—basic and diluted	93,472	92,637	70,763	15,152	—

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$20,609	$142,437	$44,604	$50
Investment in hotels, net	$902,293	$920,688	$786,765	$347,092	$—
Total assets	$923,887	$967,844	$961,248	$409,886	$523
Notes payable	$117,787	$109,275	$84,705	$49,292	$400
Shareholders' equity	$792,257	$845,753	$868,531	$354,122	$(29)
Net book value per share	$8.47	$9.04	$9.47	$9.56	$—

Other Data
Cash flow from:
Operating activities	$55,460	$69,025	$49,957	$5,158	$(11)
Investing activities	$(10,926)	$(127,519)	$(394,301)	$(328,324)	$—
Financing activities	$(65,143)	$(63,334)	$442,177	$367,720	$37
Number of hotels owned at end of period	51	51	44	18	—
Average Daily Rate (ADR)(b)	$111	$120	$120	$116	$—
Occupancy	67%	71%	74%	65%	—
Revenue Per Available Room (RevPAR)(c)	$74	$86	$88	$75	$—

Funds From Operations Calculation
Net income	$20,713	$38,063	$33,233	$3,438	$(53)
Depreciation of real estate owned	32,425	28,434	16,990	3,073	—

Funds from operations(a)	$53,138	$66,497	$50,223	$6,511	$(53)

(a)
Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

(b)
Total room revenue divided by number of rooms sold.

(c)
ADR multiplied by occupancy percentage.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; and changes in economic cycles including the current economic recession throughout the United States, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

General

        The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owned 51 hotels as of December 31, 2009, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The Company's first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were acquired in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

        Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company's expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company's hotels has not met expectations. Many industry analysts believe the hotel industry will see flat to single-digit declines in hotel revenues in 2010 as compared to 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate ("ADR"), revenue per available room ("RevPAR"), and Market Yield which compares an individual hotel's results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

        As noted above, the Company owned 51 hotel properties at December 31, 2009 (consisting of 6,424 total rooms). Seven hotels were acquired in 2008. The following is a summary of results for the years ended December 31, 2009 and 2008.

(in thousands except statistical data)	Year ended December 31, 2009	Percent of Revenue	Year ended December 31, 2008	Percent of Revenue	Percent Change
Total revenues	$191,715	100%	$214,291	100%	-11%
Hotel direct expenses	113,968	59%	124,588	58%	-9%
Taxes, insurance and other expense	13,717	7%	13,559	6%	1%
General and administrative expense	4,600	2%	5,881	3%	-22%
Depreciation	32,425		28,434		14%
Interest expense, net	6,292		3,766		67%
Average Market Yield(1)	123.8		119.7		3%
Average Daily Rate (ADR)	$111		$120		-8%
Occupancy	67%		71%		-6%
RevPAR	$74		$86		-14%
Number of Hotels	51		51		—%

(1)
Statistics calculated from data provided by Smith Travel Research, Inc.®.

Hotels Owned

        As of December 31, 2009, the Company owned 51 hotels, with a total of 6,424 rooms. As previously noted, seven hotels were purchased in 2008, 26 hotels were purchased in 2007, and 18 were purchased in 2006. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	176	36,997
Richmond	VA	Marriott	White	1/25/08	410	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000

					6,424	$901,594

        The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the "lessee") under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a commission to Apple Suites Realty Group, Inc. ("ASRG"). ASRG is 100% owned by the Company's Chairman and Chief Executive Officer, Glade M. Knight.

        With the exception of assumed mortgage loans on some of its hotel properties, substantially all of the purchase price of the hotels was funded by the Company's best-efforts offering of Units, which concluded in July 2007. The following table summarizes the hotel, interest rate, maturity date, principal amount assumed associated with each mortgage, and outstanding principal balance as of December 31, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal Balance as of December 31, 2009
Omaha, NE	Courtyard	6.79%	1/1/14	$12,658	$11,868
New Orleans, LA	Homewood Suites	5.85%	10/1/14	17,144	16,109
Tupelo, MS	Hampton Inn	5.90%	3/1/16	4,110	3,754
Miami, FL	Homewood Suites	6.50%	7/1/13	9,820	9,199
Highlands Ranch, CO	Residence Inn	5.94%	6/1/16	11,550	11,203
Tallahassee, FL	Fairfield Inn	6.80%	1/11/13	3,494	3,285
Lakeland, FL	Courtyard	6.80%	1/11/13	4,210	3,957
San Diego, CA	Residence Inn	6.55%	4/1/13	15,804	14,898
Provo, UT	Residence Inn	6.55%	4/1/13	5,553	5,234
Richmond, VA	Marriott	6.95%	9/1/14	25,298	24,276

				$109,641	$103,783

        No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

        Each of the Company's 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. ("Marriott"), Hilton Worldwide ("Hilton"), Western International ("Western"), Larry Blumberg & Associates ("LBA"), Dimension Development Company ("Dimension"), White Lodging Services Corporation ("WLS"), or Inn Ventures, Inc. ("Inn Ventures"). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $6.1 million, $7.4 million and $4.8 million, respectively, in management fees.

        Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $7.8 million, $8.3 million and $5.3 million, respectively, in franchise fees.

Results of Operations

        As of December 31, 2009, the Company owned 51 hotels with 6,424 rooms. The Company's portfolio of hotels is unchanged since December 31, 2008. Seven hotels, with 1,012 rooms, were purchased during 2008, and 26 hotels, with a combined 3,112 rooms, were purchased during 2007. The Company's operations did not commence until April 27, 2006, when the Company purchased its first hotel, located in Houston, Texas. During the remainder of 2006, the Company purchased an additional 17 hotel properties.

        Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company's hotels did not meet expectations during 2009. It is anticipated the properties' performance will continue to be below comparable pre-recession operating periods until general economic conditions improve. The Company will continue to aggressively pursue market opportunities and cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 0-5% declines in RevPAR in 2010, as compared to 2009. While reflecting the impact of declining economic activity, the Company's hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

        The Company's principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2009, the Company had room revenue and other revenue of $174.0 million and $17.7 million, respectively. These revenues reflect hotel operations for the Company's 51 hotels owned during the year ended December 31, 2009. For the year ended December 31, 2009, the hotels achieved average occupancy of 67%, ADR of $111 and RevPAR of $74. For the year ended December 31, 2008, the Company had room revenue and other revenue of $195.4 million and $18.9 million, respectively. These revenues reflect hotel operations for the 51 hotels acquired through December 31, 2008 for their respective periods of ownership by the Company, seven of which were purchased during 2008. For the year ended December 31, 2008, the hotels achieved average occupancy of 71%, ADR of $120 and RevPAR of $86. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages, given the Company's portfolio of hotels and the markets where the Company's hotels are located. However, because overall hotel room demand declined and general economic conditions continued to weaken in 2009, the Company's revenue at most individual hotels experienced declines during 2009 as compared to 2008 results. While reflecting the impact of declining economic activity, the Company continues to be a leader in its local markets. The Company's 2009 Average RevPAR Index was 123.8, an increase of 3% over 2008. The RevPAR index is a measure of each hotel's RevPAR compared to the average in the market, with 100 being average.

Expenses

        Expenses for the years ended December 31, 2009 and 2008 represent the expenses related to the 51 hotels acquired through December 31, 2009 for their respective periods owned. For the years ended

December 31, 2009 and 2008, hotel operating expenses totaled $114.0 million and $124.6 million, respectively, representing 59% of total revenue for 2009 and 58% of total hotel revenue for 2008. Hotel operating expenses include direct operational expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operational expenses for 2009 reflect the impact of declining revenues at most of the Company's hotels, and the Company's efforts to control costs in such an economic environment. However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated. The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. With the weakened economic conditions, the Company will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated these reductions will offset revenue declines.

        Hotel operational expenses in 2008 were impacted by the Company's acquisition, in January 2008, of the 410 room full-service Marriott hotel in Richmond, Virginia ("MRV"). At the time of purchase, the Company implemented a change from the predecessor owner's hotel management company to White Lodging Services Corporation. The Company incurred hotel staff recruiting, training, travel and relocation costs associated with the installation of the new management company and related personnel resources at the MRV. In addition, expenditures for non-capitalized items associated with improving the hotel's rooms, restaurant, and overall service levels, and addressing deferred maintenance and repair, were incurred. These transition costs associated with the MRV hotel, incurred during 2008, were approximately $1.1 million.

        Taxes, insurance, and other expenses for the period ended December 31, 2009 and 2008 were $13.7 and $13.6 million, or 7% and 6% of total revenue for each respective period. Increases in these expenses for 2009 versus the prior year reflect higher real estate and personal property tax assessments at selected hotels, including some of the Company's hotels that were newly constructed during 2007 and 2008. The Company anticipates property tax and insurance rates to show modest declines in 2010 as compared to 2009 rates.

        General and administrative expense for the years ended December 31, 2009 and 2008 was $4.6 and $5.9 million, or 2% and 3% of total revenue for each respective period. The components of general and administrative expense include advisory fees, legal fees, accounting fees, reporting expenses and the Company's share of the loss from its investment in Apple Air Holding, LLC. Reduction in this loss for 2009, as compared to the prior year, reflects a reduction (from 50% to 26% in January 2009) in the Company's investment in Apple Air Holding, LLC. The Company recorded a loss in 2009 of approximately $0.5 million, and a loss in 2008 of approximately $1.0 million in its investment, primarily due to depreciation expense on the two aircraft owned by the entity. Additionally, the Company's advisory fees declined by $0.5 million due to lower earnings.

        Depreciation expense for the years ended December 31, 2009 and 2008 was $32.4 and $28.4 million, respectively. Depreciation expense represents the expense of the Company's hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned.

        Interest expense for the twelve month periods ended December 31, 2009 and 2008 was $6.4 million and $5.7 million, respectively. Interest expense primarily arose from mortgage debt assumed with the acquisition of ten of the Company's hotels, in addition to interest on borrowings under the Company's line of credit facility (originated in April 2009). Interest expense is net of capitalized interest, of approximately $0.4 million in 2009 and $1.0 million in 2008, associated with several significant capital renovations during each year. As of December 31, 2009, the Company had mortgage debt outstanding of $103.8 million, representing mortgage loans outstanding on ten of the Company's 51 hotel properties and associated fair value adjustments. The Company also had borrowings outstanding of $11.5 million at December 31, 2009 under the unsecured line of credit facility. During 2009 and 2008, the Company recognized $0.1 million and $1.9 million, respectively, in interest income, representing interest on excess cash invested in short-term money market instruments. Interest income earned by the Company declined as cash raised from the Company's Unit offering was utilized for the purchase of seven hotel properties in 2008, and the renovation of several hotel locations during both 2008 and 2009.

Related Party Transactions

        The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. Payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No such fees were incurred during the year ended December 31, 2009.

        The Company is party to an advisory agreement with Apple Seven Advisors, Inc. ("ASA"), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $1.0 million, $1.5 million, and $1.1 million in fees related to the advisory agreement with ASA.

        Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc. ASA in turn reimburses Apple REIT Six, Inc. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. ("A6A"), Apple Eight Advisors, Inc. ("A8A"), Apple Nine Advisors, Inc. ("A9A"), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc., A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc., and A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $2.0 million, $1.9 million and $1.2 million in costs paid to ASA that were reimbursed to Apple REIT Six, Inc.

        The Company has a partial ownership interest in Apple Air Holdings, LLC ("Apple Air"). A 50% interest was originally purchased by the Company for approximately $7.5 million in 2007 to allow the Company access to two corporate Lear jets for asset management and hotel renovation purposes. In January 2009, the Company's ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company's carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company's ownership interest in Apple Air is included in other assets, net on the Company's consolidated balance sheet, and was approximately $2.8 million and $6.6 million at December 31, 2009 and 2008, respectively. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment in Apple Air accordingly. For the years ended December 31, 2009 and 2008, the Company recorded a loss of approximately $0.5 million and $1.0 million, respectively. The loss relates primarily to the depreciation of the aircraft.

        Including ASRG, ASA, A6A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

  (1)
  substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

  (2)
  the termination or expiration without renewal of the advisory agreement with ASA, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

  (3)
  the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2009, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

        The following table presents the Company's commercial commitments, relating to principal and interest payments on debt outstanding, and contractual obligations under land lease commitments, as of December 31, 2009. The Company had no property purchase commitments as of December 31, 2009. See "Capital Requirements and Resources" for a discussion of the Company's liquidity and available capital resources as of December 31, 2009.

		Amount of Commitments expiring per period
Commercial Commitments (000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $28.7 million)	$143,965	$9,651	$30,177	$89,698	$14,439
Land Lease Commitments	95,994	932	1,868	2,163	91,031

Total Commercial Commitments	$239,959	$10,583	$32,045	$91,861	$105,470

Capital Requirements and Resources

        In April 2009 the Company entered into a $30 million unsecured line of credit facility, which expires in April 2011. The line of credit bears interest based on LIBOR, subject to a minimum interest rate floor of 3.15%. The line of credit was obtained to be utilized for working capital, hotel renovations or other general corporate funding purposes including the payment of distributions. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2009. The outstanding balance on the line of credit as of December 31, 2009 was $11.5 million and its interest rate was 3.15%. The Company anticipates that cash flow from operations and its line of credit will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, capital expenditures and debt service. The Company will pursue additional financing in 2010 so that it can make distributions in excess of required amounts to maintain its REIT status. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels.

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in 2009 totaled $75.4 million and were paid monthly at a rate of $0.064167 per common share from May 2009 through December 2009, and at a prior monthly rate of $0.073334 per common share from January 2009 through April 2009. Total 2009 dividends paid equaled $0.806672 per common share and included a return of capital. For the same period the Company's cash generated from operations was approximately $55.5 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate (including hotel renovations), the Company began 2009 with approximately $20.6 million in cash on hand, which was primarily earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from remaining proceeds from the Company's initial public offering of Units (completed in July 2007) and borrowings under its line of credit. This portion of distributions is expected to be treated as a return of capital for federal income tax purposes. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company's ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company's properties to generate cash from operations at this level, and the Company's ability to obtain additional financing until general economic conditions improve. Since there can be no assurance of the Company's ability to obtain additional financing or that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company's distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. Effective with the common stock dividend paid in May 2009, the Company's annual dividend distribution rate was reduced to $0.77 per share (or $0.064167 monthly per share) from the prior $0.88 annual distribution rate per share (or $0.073334 monthly per share).

        The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company's capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company's hotels in a competitive condition. Also, as of December 31, 2009, the Company held $8.4 million in reserve for capital expenditures. The Company completed three major renovations in 2009 and at December 31, 2009, the Company had one major hotel renovation in progress, which is expected to be completed during the first quarter of 2010. Total capital expenditures in 2009 were approximately $14.0 million. With the depressed economic environment, the Company will only complete the most cost effective projects. The Company anticipates 2010 capital improvements to be approximately $5 million.

        The Company's Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in April 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 3.2 million Units in the amount of $33.7 million under the program, representing approximately 2,363,000 Units redeemed for $24.8 million in 2009, 729,000 Units redeemed for $7.5 million in 2008, and 138,000 Units redeemed for $1.4 million in 2007.

        In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2009, approximately 5.6 million Units, representing $61.9 million in proceeds to the Company, have been issued under the plan, consisting of approximately 2.4 million Units issued in 2009 for $25.9 million, 2.5 million Units issued in 2008 for $28.0 million, and 726,000 Units issued in 2007 for $8.0 million in proceeds to the Company.

Subsequent Events

        In January 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders. Under the Company's Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 186,818 Units.

        On January 20, 2010, under the guidelines of the Company's Unit Redemption Program, 770,996 Units were repurchased from shareholders at a cost of $8.3 million.

        In February 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders. Under the Company's Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,472 Units.

Impact of Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators' ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

        Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company's financial position or results of operations.

Seasonality

        The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand and credit availability to make distributions.

Critical Accounting Policies

        The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company's financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company's reported results of operations and financial condition.

Capitalization Policy

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties' carrying amounts. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Recently Adopted or Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2009, the Company's financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit. The Company had an outstanding balance of $11.5 million on its $30 million line of credit at December 31, 2009, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short term interest rates. Based on the outstanding balance at December 31, 2009, every 100 basis point change in interest rates can potentially impact the Company's annual net income by $115 thousand, subject to conditions of the interest rate floor provisions of the line of credit facility, and with all other factors remaining the same. The Company's cash balance at December 31, 2009 was not material.

        In addition to its $11.5 million outstanding balance under its line of credit facility at December 31, 2009, the Company has also assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company's variable rate and fixed rate notes payable outstanding at December 31, 2009.

(000's)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Market Value
Maturities	$2,563	$14,247	$2,909	$35,281	$46,989	$13,304	$115,293	$119,648
Average Interest Rate	6.1%	6.4%	6.5%	6.5%	6.3%	5.9%

Item 8.    Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 5, 2010
To the Shareholders
Apple REIT Seven, Inc.

        Management of Apple REIT Seven, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

        The Company's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT Glade M. Knight Chairman and Chief Executive Officer	/s/ BRYAN PEERY Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Seven, Inc.

        We have audited Apple REIT Seven, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Seven, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Apple REIT Seven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Apple REIT Seven, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Seven, Inc.

        We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Seven, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Apple REIT Seven, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Investment in real estate, net of accumulated depreciation of $80,923 and $48,497, respectively	$902,293	$920,688
Cash and cash equivalents	—	20,609
Restricted cash-furniture, fixtures and other escrows	9,582	9,421
Due from third party managers	5,639	6,548
Other assets, net	6,373	10,578

TOTAL ASSETS	$923,887	$967,844

LIABILITIES
Notes payable	$117,787	$109,275
Accounts payable and accrued expenses	13,843	12,816

TOTAL LIABILITIES	131,630	122,091

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares: issued and outstanding 93,521,656 and 93,530,188 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,521,656 and 93,530,188 shares, respectively	926,419	925,248
Distributions greater than net income	(134,186)	(79,519)

TOTAL SHAREHOLDERS' EQUITY	792,257	845,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$923,887	$967,844

See notes to consolidated financial statements.
Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Year ended December 31, 2007
Revenues:
Room revenue	$174,042	$195,414	$129,467
Other revenue	17,673	18,877	9,097

Total revenue	191,715	214,291	138,564
Expenses:
Operating expense	51,524	56,382	34,140
Hotel administrative expense	15,548	17,216	9,980
Sales and marketing	15,084	16,410	11,068
Utilities	8,833	9,124	5,752
Repair and maintenance	9,002	9,711	5,990
Franchise fees	7,832	8,331	5,264
Management fees	6,145	7,414	4,750
Taxes, insurance and other	13,717	13,559	8,571
General and administrative	4,600	5,881	3,823
Depreciation expense	32,425	28,434	16,990

Total expenses	164,710	172,462	106,328

Operating income	27,005	41,829	32,236
Interest income	127	1,934	7,310
Debt extinguishment costs	—	—	(1,391)
Interest expense	(6,419)	(5,700)	(4,922)

Net income	$20,713	$38,063	$33,233

Basic and diluted net income per common share	$0.22	$0.41	$0.47

Weighted average common shares outstanding—basic and diluted	93,472	92,637	70,763
Distributions declared per common share	$0.81	$0.88	$0.88

See notes to consolidated financial statements.
Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Distributions Greater than Net Income	Total Shareholders' Equity
Balance at December 31, 2006	37,045	$363,239	240	$24	$(9,141)	$354,122
Net proceeds from the sale of common shares	54,806	542,799	—	—	—	542,799
Common shares redeemed	(138)	(1,389)	—	—	—	(1,389)
Net income	—	—	—	—	33,233	33,233
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(60,234)	(60,234)

Balance at December 31, 2007	91,713	904,649	240	24	(36,142)	868,531
Net proceeds from the sale of common shares	2,546	28,061	—	—	—	28,061
Common shares redeemed	(729)	(7,462)	—	—	—	(7,462)
Net income	—	—	—	—	38,063	38,063
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(81,440)	(81,440)

Balance at December 31, 2008	93,530	925,248	240	24	(79,519)	845,753
Net proceeds from the sale of common shares	2,355	26,014	—	—	—	26,014
Common shares redeemed	(2,363)	(24,843)	—	—	—	(24,843)
Net income	—	—	—	—	20,713	20,713
Cash distributions declared and paid to shareholders ($.81 per share)	—	—	—	—	(75,380)	(75,380)

Balance at December 31, 2009	93,522	$926,419	240	$24	$(134,186)	$792,257

See notes to consolidated financial statements.
Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Year ended December 31, 2007
Cash flow from operating activities:
Net income	$20,713	$38,063	$33,233
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	32,425	28,434	16,990
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	114	(382)	904
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase (decrease) in funds due from third party managers	909	82	(3,575)
Decrease in other assets	530	852	685
Increase in accounts payable and accrued expenses	769	1,976	1,720

Net cash provided by operating activities	55,460	69,025	49,957
Cash flow from investing activities:
Capital improvements	(13,777)	(26,541)	(7,815)
Cash paid for the acquisition of hotel properties	—	(103,048)	(375,930)
Deposits and other disbursements for the potential acquisition of hotel properties	—	—	(2,888)
Redemptions of (additions to) ownership interest in non-hotel assets	3,240	—	(7,482)
Net decrease (increase) in cash restricted for property improvements	(389)	2,070	(186)

Net cash used in investing activities	(10,926)	(127,519)	(394,301)
Cash flow from financing activities:
Payment of mortgage notes payable	(2,401)	(2,192)	(19,909)
Net proceeds (payments) related to corporate lines of credit	11,510	—	(18,000)
Payment of financing costs related to borrowings	(43)	(301)	(1,090)
Redemptions of common stock	(24,843)	(7,462)	(1,389)
Net proceeds related to issuance of Units	26,014	28,061	542,799
Cash distributions paid to common shareholders	(75,380)	(81,440)	(60,234)

Net cash (used in) provided by financing activities	(65,143)	(63,334)	442,177
Increase (decrease) in cash and cash equivalents	(20,609)	(121,828)	97,833
Cash and cash equivalents, beginning of period	20,609	142,437	44,604

Cash and cash equivalents, end of period	$—	$20,609	$142,437

Supplemental information:
Interest paid	$7,168	$6,794	$4,391
Non-cash transactions:
Notes payable assumed in acquisitions	$—	$27,334	$72,276

See notes to consolidated financial statements.
Note: The Company was initially capitalized on May 26, 2005 and commenced operations on April 27, 2006.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

        Apple REIT Seven, Inc. (the "Company") is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company has no foreign operations or assets and its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

        The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries (collectively, the "Lessee"), which lease all of the Company's hotels.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at two institutions, Wachovia Bank N.A. (a subsidiary of Wells Fargo & Company) and BB&T Bank, and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

        The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. ("ASRG"), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture, fixtures and equipment.

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

Other Assets

        The Company has a partial ownership interest in Apple Air Holdings, LLC ("Apple Air"). A 50% interest was originally purchased by the Company for approximately $7.5 million in 2007 to allow the Company access to two corporate Lear jets for asset management and hotel renovation purposes. In January 2009, the Company's ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company's carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company's ownership interest in Apple Air is included in other assets, net on the Company's consolidated balance sheet, and was approximately $2.8 million and $6.6 million at December 31, 2009 and 2008, respectively. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the years ended December 31, 2009 and 2008, the Company recorded a loss of approximately $0.5 million and $1.0 million, respectively, as its share of the net loss of Apple Air which is included in general and administrative expense. The losses relate primarily to the depreciation of the aircraft.

Revenue Recognition

        Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

Comprehensive Income

        The Company recorded no comprehensive income other than net income during the periods reported.

Earnings Per Common Share

        Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2009, 2008 or 2007. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

Federal Income Taxes

        The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2009 distributions of $0.81 per share for tax purposes was 47% ordinary income and 53% return of capital (unaudited). The characterization of 2008 distributions of $0.88 per share for tax purposes was 56% ordinary income and 44% return of capital (unaudited). The characterization of 2007 distributions of $0.88 per share for tax purposes was 63% ordinary income and 37% return of capital (unaudited).

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

        The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2009, 2008 and 2007, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $17.0 million as of December, 31, 2009. The net operating loss carry forwards will expire beginning in 2026. There are no material differences between the book and tax cost basis of the Company's assets.

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

Recently Adopted or Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement, applied prospectively, is effective for interim and annual reporting periods beginning

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Note 2

Investments in Real Estate

        As of December 31, 2009, the Company owned 51 hotels consisting of seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inn hotels, four SpringHill Suites hotels, four TownePlace Suites hotels, three Hampton Inn hotels and one Marriott hotel. The hotels are located in 18 states and, in aggregate, consist of 6,424 rooms.

        Investment in real estate consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Land	$90,714	$90,719
Building and Improvements	831,121	822,693
Furniture, Fixtures and Equipment	61,381	55,773

	983,216	969,185
Less Accumulated Depreciation	(80,923)	(48,497)

Investments in Real Estate, net	$902,293	$920,688

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans, LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000
Tupelo, MS	Hampton Inn	LBA	1/23/07	96	5,245
Miami, FL	Homewood Suites	Dimension	2/21/07	159	24,300
Highlands Ranch, CO	Residence Inn	Dimension	2/22/07	117	19,000
Cranford, NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah, NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Highlands Ranch, CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Prattville, AL	Courtyard	LBA	4/24/07	84	9,304
Lakeland, FL	Courtyard	LBA	4/24/07	78	9,805
Tallahassee, FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus, GA	Fairfield Inn	LBA	4/24/07	79	7,333
Agoura Hills, CA	Homewood Suites	Dimension	5/8/07	125	25,250
Memphis, TN	Homewood Suites	Hilton	5/15/07	140	11,100
Dothan, AL	Fairfield Inn	LBA	5/16/07	63	4,584
Vancouver, WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
San Diego, CA	Residence Inn	Dimension	6/13/07	121	32,500
Provo, UT	Residence Inn	Dimension	6/13/07	114	11,250
Macon, GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
San Antonio, TX	TownePlace Suites	Western	6/29/07	106	11,925
Alexandria, VA	Courtyard	Marriott	7/13/07	176	36,997
San Diego, CA	Hampton Inn	Dimension	7/19/07	177	42,000
Addison, TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Boise, ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
San Antonio, TX	TownePlace Suites	Western	9/27/07	123	13,838
Trussville, AL	Courtyard	LBA	10/4/07	84	9,510
Kirkland, WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Huntsville, AL	TownePlace Suites	LBA	12/10/07	86	8,927
Tucson, AZ	Residence Inn	Western	1/17/08	124	16,640
Richmond, VA	Marriott	White	1/25/08	410	53,300
Columbus, GA	SpringHill Suites	LBA	3/6/08	85	9,675
Dothan, AL	Residence Inn	LBA	4/16/08	84	9,669
El Paso, TX	Homewood Suites	Western	4/23/08	114	15,390
Columbus, GA	TownePlace Suites	LBA	5/22/08	86	8,428
Miami, FL	Courtyard	Dimension	9/5/08	118	15,000

				6,424	$901,594

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its Unit offering to pay 2% of the gross purchase price for these hotels, which equaled approximately $18.0 million, as a commission to ASRG.

        No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

        In April 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes, including the payment of dividends. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term) plus 1.75%, subject to a minimum interest rate floor of 3.15%. The applicable LIBOR rate was approximately 0.23% at December 31, 2009. Payments of interest only are due monthly under the terms of the line of credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty. The balance outstanding under the line of credit facility on December 31, 2009 was $11.5 million, at an annual interest rate of 3.15%. Interest expense incurred in 2009 under the line of credit facility was approximately $105 thousand.

        In conjunction with the acquisition of several hotel properties, the Company assumed mortgage notes payable outstanding, secured by the applicable hotel property. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2009 and 2008. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2009	Outstanding balance as of Dec. 31, 2008
Omaha, NE	Courtyard	6.79%	1/1/14	$12,658	$11,868	$12,143
New Orleans, LA	Homewood Suites	5.85%	10/1/14	17,144	16,109	16,476
Tupelo, MS	Hampton Inn	5.90%	3/1/16	4,110	3,754	3,883
Miami, FL	Homewood Suites	6.50%	7/1/13	9,820	9,199	9,431
Highlands Ranch, CO	Residence Inn	5.94%	6/1/16	11,550	11,203	11,350
Tallahassee, FL	Fairfield Inn	6.80%	1/11/13	3,494	3,285	3,368
Lakeland, FL	Courtyard	6.80%	1/11/13	4,210	3,957	4,058
San Diego, CA	Residence Inn	6.55%	4/1/13	15,804	14,898	15,280
Provo, UT	Residence Inn	6.55%	4/1/13	5,553	5,234	5,369
Richmond, VA	Marriott	6.95%	9/1/14	25,298	24,276	24,826

				$109,641	$103,783	$106,184

Notes to Consolidated Financial Statements (Continued)

Note 3 (Continued)

        The aggregate amounts of principal payable under the Company's line of credit facility and mortgage obligations, for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Total
2010	$2,563
2011	14,247
2012	2,909
2013	35,281
2014	46,989
Thereafter	13,304

115,293
Fair Value Adjustment of Assumed Debt	2,494

Total	$117,787

        A fair value adjustment was recorded upon the assumption of above market rate mortgage loans in connection with several of the Company's hotel acquisitions. These premiums will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.40% to 6.24% at the date of assumption. The total adjustment to interest expense was $597 thousand in 2009, $571 thousand in 2008 and $232 thousand in 2007. The unamortized balance of the fair value adjustment was $2.5 million at December 31, 2009 and $3.1 million at December 31, 2008.

        The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, and upon the origination of its current corporate line of credit facility and a former corporate line of credit facility extinguished in 2007. Such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $212 thousand in 2009, $189 thousand in 2008 and $878 thousand in 2007, and are included in interest expense. The unamortized balance of loan origination costs was $0.8 million at December 31, 2009 and $1.0 million at December 31, 2008.

        The mortgage loan assumed on the Richmond, Virginia Marriott hotel has a stated maturity date of September 1, 2014. As a condition of the mortgage loan, the maturity date of the note payable may be accelerated by the lender should the Company be required to expand the hotel, under terms of the ground lease on the hotel property. The Company is under no such requirement as of December 31, 2009.

        During 2007, the Company paid off two loans assumed, and defeased one mortgage loan assumed. The Company had no remaining obligations related to these loans at December 31, 2007. Costs related to the extinguishment of these three loans and a former bank line of credit facility (extinguished in 2007) totaled $1.4 million for the year ended December 31, 2007. No debt extinguishment costs were incurred during 2009 and 2008.

        The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of

Notes to Consolidated Financial Statements (Continued)

Note 3 (Continued)

December 31, 2009, the carrying value and estimated fair value of the Company's debt was $117.8 million and $119.6 million. As of December 31, 2008, the carrying value and estimated fair value of the Company's debt was $109.3 million and $116.3 million.

        The Company's Interest expense in its Consolidated Statements of Operations is net of capitalized interest of $0.4 million, $1.0 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007. The interest was capitalized in conjunction with hotel renovations.

Note 4

Shareholders' Equity

        The Company concluded its best-efforts offering of Units (each Unit consists of one common share, no par value, and one Series A preferred share) on July 17, 2007. The Company registered its Units on Registration Statement Form S-11 (File No. 333-125546) filed March 3, 2006. The Company began its best-efforts offering (the "Offering") of Units on March 15, 2006, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

          (1)   substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

          (2)   the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc. ("ASA"), or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

          (3)   the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2009, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

        The Company's Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Beginning in April 2007, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 3.2 million Units in the amount of $33.7 million under the program, representing approximately 2,363,000 Units redeemed for $24.8 million in 2009, 729,000 Units redeemed for $7.5 million in 2008 and 138,000 Units redeemed for $1.4 million in 2007.

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2009, approximately 5.6 million Units, representing $61.9 million in proceeds to the Company, have been issued under the plan, consisting of approximately 2,354,000 Units issued in 2009 for $25.9 million, 2,546,000 Units issued in 2008 for $28.0 million, and 726,000 Units issued in 2007 for $8.0 million in proceeds to the Company.

        The Company's articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Note 5

Stock Incentive Plans

        In 2006 the Board of Directors approved a Non-Employee Directors Stock Option Plan (the "Directors Plan") whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units authorized under the Directors Plan as of December 31, 2009 is 1,599,545.

        Also in 2006, the Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") whereby incentive awards may be granted to certain employees of the Company or affiliates.

Notes to Consolidated Financial Statements (Continued)

Note 5 (Continued)

Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan as of December 31, 2009 is 4,029,318.

        Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2009, 2008 and 2007, the Company granted options to purchase 74,796, 74,024 and 55,816 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan as of December 31, 2009. Activity in the Company's stock option plans during 2009, 2008 and 2007 is summarized in the following table:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Outstanding, beginning of year:	145,474	71,450	15,634
Granted	74,796	74,024	55,816
Exercised	—	—	—
Expired or canceled	—	—	—
Outstanding, end of year:	220,270	145,474	71,450

Exercisable, end of year:	220,270	145,474	71,450

The weighted-average exercise price:	$11.00	$11.00	$11.00

        Compensation expense associated with the issuance of stock options was approximately $119 thousand in 2009, $61 thousand in 2008 and $53 thousand in 2007.

Note 6

Management and Franchise Agreements

        Each of the Company's 51 hotels owned at December 31, 2009 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. ("Marriott") (3), Dimension Development Company ("Dimension") (12), Hilton Worldwide ("Hilton") (2), Western International ("Western") (7), Larry Blumberg & Associates ("LBA") (19), White Lodging Services Corporation ("WLS") (3), or Inn Ventures, Inc. ("Inn Ventures") (5). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $6.1 million, $7.4 million and $4.8 million, respectively, in management fee expense.

        Dimension, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the two hotels managed by Promus Hotels, Inc., which

Notes to Consolidated Financial Statements (Continued)

Note 6 (Continued)

is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $7.8 million, $8.3 million and $5.3 million, respectively, in franchise fee expense.

Note 7

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. Payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No such fees were incurred during the year ended December 31, 2009.

        The Company is party to an advisory agreement with Apple Seven Advisors, Inc. ("ASA"), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $1.0 million, $1.5 million, and $1.1 million in fees related to the advisory agreement with ASA.

        Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc. ASA in turn reimburses Apple REIT Six, Inc. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. ("A6A"), Apple Eight Advisors, Inc. ("A8A"), Apple Nine Advisors, Inc. ("A9A"), Apple REIT Eight, Inc., and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc., A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc., and A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $2.0 million, $1.9 million and $1.2 million in costs paid to ASA that were reimbursed to Apple REIT Six, Inc.

        Including ASRG, ASA, A6A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8

Pro Forma Information (Unaudited)

        The following unaudited pro forma information for the year ended December 31, 2007 is presented as if the acquisitions of the Company's 44 hotels owned at December 31, 2007 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The Company acquired seven hotels in 2008; the results of operations of those hotels for the period not owned were not significant compared to the Company's results of operations. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share.

Year ended December 31, 2007
Hotel revenues	$170,380
Net income	$35,949
Net income per share-basic and diluted	$0.48

        The pro forma information reflects adjustments for actual revenues and expenses of the 26 hotels acquired in 2007 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions, and additional borrowings under its line of credit to fund acquisitions as needed; (2) interest expense related to prior owner's debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company's basis in the hotels.

Note 9

Commitments

        The Company leases the underlying land for six hotel properties as of December 31, 2009. These land leases have remaining terms available to the Company ranging from 18 to 93 years, excluding any potential option periods to extend the initial lease term.

        The initial term for the land lease for the Residence Inn in Seattle, Washington extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the date of the hotel acquisition, the Company recorded an initial land lease liability. This liability will be amortized over the life of the lease, and is included in accrued expenses on the Company's consolidated balance sheet; the amount of the liability at December 31, 2009 was approximately $2.2 million.

        The initial term for the land lease for the full-service Marriott hotel in Richmond, Virginia ("MRV") extends through December 2102. The lease is subject to payment adjustments, based on the Consumer Price Index, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease's fair value adjustment was approximately $0.9 million at December 31, 2009, and is included in other assets on the Company's consolidated balance sheet. Upon assumption of the MRV land lease, the

Notes to Consolidated Financial Statements (Continued)

Note 9 (Continued)

Company also assumed certain contingent responsibilities of the hotel's predecessor owner, with respect to the third-party lessor of the land. Dependent on conditions which include the hotel exceeding stated revenue per available room ("RevPAR") thresholds for a trailing twelve month period (with thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of December 31, 2009, there is no requirement to commence an expansion of the MRV hotel.

        The Company has also assumed land leases pertaining to the Columbus, GA Fairfield Inn; Macon, GA Hilton Garden Inn; Columbus, GA TownePlace Suites; and the Miami, FL Courtyard hotel properties. Based on an assessment of each of these leases, no material land lease liability, or favorable lease asset, was assumed at date of acquisition.

        The aggregate amounts of the estimated minimum lease payments pertaining to the Company's land leases, for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Total
2010	$932
2011	934
2012	934
2013	1,037
2014	1,126
Thereafter	91,031

Total	$95,994

Note 10

Industry Segments

        The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company's consolidated financial statements.

Note 11

Quarterly Financial Data (unaudited)

        The following is a summary of quarterly results of operations for the years ended December 31, 2009 and 2008. Income per share for the four quarters in 2008 is non-additive in comparison to income

Notes to Consolidated Financial Statements (Continued)

Note 11 (Continued)

per share for the year ended December 31, 2008 due to the timing and size of the Company's Unit issuances.

2009 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$47,558	$50,583	$49,423	$44,151
Net income	$5,330	$6,889	$6,250	$2,244
Basic and diluted income per common share	$0.06	$0.07	$0.07	$0.02
Distributions declared and paid per share	$0.220	$0.202	$0.193	$0.193

2008 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$50,456	$57,179	$57,248	$49,408
Net income	$9,708	$11,420	$10,736	$6,199
Basic and diluted income per common share	$0.11	$0.12	$0.12	$0.07
Distributions declared and paid per share	$0.220	$0.220	$0.220	$0.220

Note 12

Subsequent Events

        In January 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders. Under the Company's Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 186,818 Units.

        On January 20, 2010, under the guidelines of the Company's Unit Redemption Program, 770,996 Units were repurchased from shareholders at a cost of $8.3 million.

        In February 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders. Under the Company's Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,472 Units.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

Item 9A.    Controls and Procedures

        Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

        See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company's Independent Registered Public Accounting Firm's attestation report regarding internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 9(e) of Schedule 14A will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        1.     Financial Statements of Apple REIT Seven, Inc.

    Report of Management on Internal Control Over Financial Reporting

    Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

    Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

    Consolidated Balance Sheets as of December 31, 2009 and 2008

    Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

    Consolidated Statement of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

        3.     Exhibits

    Incorporated herein by reference are the exhibits listed under "Exhibits Index" to this Report available at www.sec.gov.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2009

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Montgomery	AL	Homewood Suites	$—	$978	$10,032	$268	$11,278	$(1,160)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	765	9,960	459	11,184	(1,151)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	502	5,867	96	6,465	(713)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	643	9,879	1,437	11,959	(1,417)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	740	9,887	94	10,721	(1,162)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,092	10,889	41	12,022	(1,244)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,170	8,407	5	9,582	(814)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	570	4,243	30	4,843	(352)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,088	8,744	1	9,833	(685)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	804	8,384	2	9,190	(609)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	—	821	9,097	—	9,918	(615)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	—	998	15,960	—	16,958	(1,098)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	—	5,021	30,345	492	35,858	(3,626)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,669	32,271	202	37,142	(3,068)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,511	21,434	32	25,977	(1,787)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	14,898	7,354	26,215	267	33,836	(2,056)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,694	37,938	2,139	45,771	(3,000)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,203	2,345	17,333	487	20,165	(1,476)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,518	18,545	82	21,145	(1,714)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,785	12,277	333	14,395	(1,437)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	9,199	3,215	22,152	1,972	27,339	(2,321)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,285	910	6,202	138	7,250	(510)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	3,957	1,557	8,836	147	10,540	(744)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	—	—	15,463	82	15,545	(754)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	—	—	7,620	16	7,636	(630)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	25	10,140	(927)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	—	1,195	8,751	6	9,952	(585)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	—	—	8,643	10	8,653	(564)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	—	2,024	19,580	405	22,009	(1,715)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	16,109	4,586	39,500	1,090	45,176	(3,697)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	877	8,914	2	9,793	(987)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,754	336	4,928	1,192	6,456	(718)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	11,868	2,731	19,498	3,144	25,373	(2,123)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,618	11,364	1,860	15,842	(1,394)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,676	16,470	2,148	22,294	(1,645)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,161	24,420	492	28,073	(2,297)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	556	6,817	101	7,474	(785)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,722	9,747	2,032	13,501	(1,248)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	—	1,098	13,049	59	14,206	(1,719)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,135	7,739	8	8,882	(917)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	501	7,575	61	8,137	(929)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	703	11,522	—	12,225	(993)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,312	65	12,922	(914)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,130	13,089	—	14,219	(1,039)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	—	1,174	14,651	6	15,831	(925)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	5,234	1,358	10,388	2,761	14,507	(1,285)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,832	4,053	40,895	(2,588)	1987	Jul-07	3 - 39 yrs.	176
Richmond	VA	Marriott	24,276	—	59,614	14,815	74,429	(6,099)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	—	—	60,489	6,684	67,173	(7,311)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,314	15,122	20	16,456	(1,410)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,514	28,500	32	32,046	(1,966)	2006	Oct-07	3 - 39 yrs.	150

			$103,783	$90,714	$842,609	$49,893	$983,216	$(80,923)				6,424

SCHEDULE III

Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2009

(dollars in thousands)

	2009	2008	2007		2009	2008	2007
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$969,185	$806,828	$350,165	Balance as of January 1	$(48,497)	$(20,063)	$(3,073)
Acquisitions	23	136,296	446,920	Depreciation expense	(32,425)	(28,434)	(16,990)
Improvements	14,011	26,061	9,743	Disposals	(1)	—	—

Disposals	(3)	—	—	Balance at December 31	$(80,923)	$(48,497)	$(20,063)

Balance at December 31	$983,216	$969,185	$806,828

(1)
The cost basis for Federal Income Tax purposes approximates the cost basis used in this schedule.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 5, 2010
By:	/s/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 5, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 5, 2010
By:	/s/ GLENN W. BUNTING Glenn W. Bunting, Director	Date: March 5, 2010
By:	/s/ KENT W. COLTON Kent W. Colton, Director	Date: March 5, 2010
By:	/s/ LISA B. KERN Lisa B. Kern, Director	Date: March 5, 2010
By:	/s/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 5, 2010

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.3 to the amendment no. 3 to the registrant's registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)
3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)
10.1	Advisory Agreement between the Registrant and Apple Seven Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)
10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)
10.3	Apple REIT Seven, Inc. 2005 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006) *
10.4	Apple REIT Seven, Inc. 2005 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)*
10.5	Guaranty and Reimbursement Agreement made by Glade M. Knight. (Incorporated by reference to Exhibit 10.5 to the registrant's registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)
10.6	Purchase Contract dated as of September 29, 2004 between Midway Eldridge Hotel Partners, L.P. and Apple Six Hospitality, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.7	Assignment of Contract dated as of April 25, 2006 between Apple Six Hospitality, Inc., and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.7 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.8	Management Agreement dated as of April 26, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.8 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.9	Residence Inn by Marriott Relicensing Agreement dated as of April 26, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.9 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.10	Hotel Lease Agreement effective as of April 26, 2006 between Apple Seven Hospitality Texas, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.10 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.11	Purchase Contract dated as of April 27, 2006 between Briggs Renewal Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

Exhibit Number	Description of Documents
10.12	Purchase Contract dated as of March 6, 2006 between Hospitality Ventures DMCY, LLC and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.13	Assignment of Contract dated as of April 27, 2006 between Apple Six Hospitality Ownership, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.14	Agreement of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of March 9, 2006 between Bernardo Ventures and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)
10.15	Assignment of Purchase and Sale and Joint Escrow Instructions Hilton Garden Inn, Rancho Bernardo dated as of April 11, 2006 between Apple Suites Realty Group, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.2 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-125546) filed April 28, 2006)
10.16	Management Agreement dated as of May 9, 2006 between Inn Ventures, Inc. and Apple Seven Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.17	Franchise License Agreement dated as of May 9, 2006 between Hilton Hotels Corporation and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.18	Schedule of information for an additional and substantially identical Hotel Lease Agreement dated as of May 9, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.18 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.19	Purchase Contract dated as of June 21, 2005 between BMC Hotel Property, LTD and Apple Six Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.19 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.20	Assignment of Contract dated as of June 6, 2006 between Apple Six Hospitality Texas, L.P. and Apple Seven Hospitality Texas, L.P. (Incorporated by reference to Exhibit 10.20 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.21	Management Agreement dated as of June 6, 2006 between Texas Western Management Partners, L.P. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.21 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.22	Schedule of information for an additional and substantially identical Hotel Lease Agreement effective as of June 6, 2006 (substantially identical to Exhibit 10.10 listed above) (Incorporated by reference to Exhibit 10.22 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)

Exhibit Number	Description of Documents
10.23	Courtyard by Marriott Relicensing Agreement dated as of June 19, 2006 between Marriott International, Inc. and Apple Seven Services, L.P. (Incorporated by reference to Exhibit 10.23 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.24	Purchase Contract dated as of June 27, 2006 between Napstak II, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.25	Purchase Contract dated as of June 27, 2006 between Lake Union Hotel Associates Limited Partnership and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.26	Purchase Contract dated as of June 29, 2006 among Montgomery Hotels LLC; Montgomery Hotels II, LLC; Troy Hotels, LLC; Auburn Hotels, L.L.C.; Huntsville Hotel I, LLC; HoPo/Tupelo Hotels LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.27	Purchase Contract dated as of June 29, 2006 between IRNM Hotel Investors, L.L.C and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-125546) filed July 26, 2006)
10.28	Master Purchase Agreement dated as of September 27, 2006 among Apple Seven Hospitality Ownership, Inc. and the parties named therein. (Incorporated by reference to Exhibit 10.28 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.29	Purchase Contract dated as of September 27, 2006 between Sunbelt-CTR, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.30	Purchase Contract dated as of September 27, 2006 between Sunbelt-CPA, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.31	Purchase Contract dated as of September 27, 2006 between Sunbelt-CHM, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.32	Agreement of Purchase and Sale dated October 17, 2006 by and between RGT-HB San Diego, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.33	Agreement of Purchase and Sale dated October 17, 2006 by and between Barrone Hotel Investors, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)

Exhibit Number	Description of Documents
10.34	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-Rancho B. Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.35	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-SD Provo, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.36	Agreement of Purchase and Sale dated October 17, 2006 by and between FTRC Hotel Partners, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.37	Agreement of Purchase and Sale dated October 17, 2006 by and between Coachman Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.38	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-HR Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.39	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-BL Associates, L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.40	Agreement of Purchase and Sale dated October 17, 2006 by and between Mahwah Hotel, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.41	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-CO Hotel Partners, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.42	Agreement of Purchase and Sale dated October 17, 2006 by and between RT-AH Associates, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant's Post-Effective Amendment No. 2 to Form S-11 (SEC File No. 333-125546) filed October 26, 2006)
10.43	Purchase Contract dated October 30, 2006 by and between Linchris Hotel Partners of L.I., LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.44	Purchase Contract dated November 3, 2006 by and between Tucairri Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.44 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)

Exhibit Number	Description of Documents
10.45	Purchase Contract dated November 3, 2006 by and between HWELP Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.46	Purchase Contract dated November 3, 2006 by and between SATX-TPS-NW Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.46 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.47	Purchase Contract dated November 3, 2006 by and between SAT-TPS-AIR Property, L.P. and Apple Seven Hospitality, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.48	Loan Agreement dated December 14, 2006 by and between Wachovia Bank, N.A. and Apple REIT Seven Inc. (Incorporated by reference to Exhibit 10.48 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.49	Purchase Contract dated January 16, 2007 by and between Sunbelt-Columbus, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.50	Purchase Contract dated January 16, 2007 by and between Blumberg-Dothan Motel, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.51	Purchase Contract dated January 16, 2007 by and between Sunbelt-Lakeland., L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.52	Purchase Contract dated January 16, 2007 by and between Sunbelt-Tallahassee, L.L.C. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant's Post-Effective Amendment No. 3 to Form S-11 (SEC File No. 333-125546) filed January 26, 2007)
10.53	Agreement of Purchase and Sale dated April 4, 2007 by and between Hampton Inns, Inc. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to the registrant's Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-125546) filed April 26, 2007)
10.54	Purchase Contract dated May 4, 2007 by and between Alexandria Hotel and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.54 to the registrant's quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)
10.55	Purchase Contract dated June 19, 2007 by and between Sunbelt-SCG, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.55 to the registrant's quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)
10.56	Purchase Contract dated June 19, 2007 by and between Sunbelt-TCG, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.56 to the registrant's quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)

Exhibit Number	Description of Documents
10.57	Purchase Contract dated June 19, 2007 by and between Sunbelt-RDA, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.57 to the registrant's quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)
10.58	Purchase Contract dated June 19, 2007 by and between Sunbelt-THA, LLC and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.58 to the registrant's quarterly report on Form 10-Q (SEC File 000-52585) filed August 3, 2007)
10.59	Purchase Contract dated September 24, 2007 by and between PRVA II, L.P. and Apple Seven Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.59 to the registrant's quarterly report on Form 10-Q (SEC File 000-52585) filed November 2, 2007)
21.1	Subsidiaries of the Registrant (FILED HEREWITH).
23.1	Consent of Ernst & Young LLP (FILED HEREWITH).
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).
32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*
Denotes Compensation Plan.