Form 10-Q
period 2010-03-31
Apple REIT Seven, Inc.
filed 2010-05-05
CIK 1329011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 1, 2010 there were 92,593,398 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.
FORM 10-Q

INDEX

			Page Number
PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	3

		Consolidated Statements of Operations — For the three months ended March 31, 2010 and 2009	4

		Consolidated Statements of Cash Flows — For the three months ended March 31, 2010 and 2009	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings (not applicable)

	Item 1A.	Risk Factors (not applicable)

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 3.	Defaults Upon Senior Securities (not applicable)

	Item 4.	(Removed and Reserved)

	Item 5.	Other Information (not applicable)

	Item 6.	Exhibits	19

Signatures			20

This Form 10-Q includes references to certain trademarks or service marks.  The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Seven, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Investment in real estate, net of accumulated depreciation of $89,198 and $80,923, respectively	$894,459	$902,293
Restricted cash-furniture, fixtures and other escrows	7,708	9,582
Due from third party managers	10,521	5,639
Other assets, net	6,864	6,373

TOTAL ASSETS	$919,552	$923,887

LIABILITIES
Notes payable	$128,806	$117,787
Accounts payable and accrued expenses	12,970	13,843

TOTAL LIABILITIES	141,776	131,630

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 93,312,515 and 93,521,656 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,312,515 and 93,521,656 shares, respectively	924,264	926,419
Distributions greater than net income	(146,512)	(134,186)

TOTAL SHAREHOLDERS’ EQUITY	777,776	792,257

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$919,552	$923,887

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

Revenues:
Room revenue	$43,548	$43,374
Other revenue	4,688	4,184
Total revenue	48,236	47,558

Expenses:
Operating expense	12,767	12,618
Hotel administrative expense	3,755	3,920
Sales and marketing	3,621	3,827
Utilities	2,138	2,242
Repair and maintenance	2,205	2,220
Franchise fees	1,982	1,946
Management fees	1,545	1,533
Taxes, insurance and other	3,324	3,591
General and administrative	1,206	1,170
Depreciation expense	8,275	7,879
Total expenses	40,818	40,946

Operating income	7,418	6,612

Interest expense, net	1,804	1,282

Net income	$5,614	$5,330

Basic and diluted net income per common share	$0.06	$0.06

Weighted average common shares outstanding - basic and diluted	93,198	93,482

Distributions declared and paid per common share	$0.19	$0.22

See notes to consolidated financial statements.

Apple REIT Seven, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
Cash flow provided by operating activities:
Net income	$5,614	$5,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	8,275	7,879
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	23	(99)
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(4,882)	(2,909)
Increase in other assets	(846)	(845)
Increase in accounts payable and accrued expenses	148	202
Net cash provided by operating activities	8,332	9,558

Cash flow from investing activities:
Capital improvements	(1,461)	(5,554)
Net decrease in cash restricted for property improvements	2,056	483
Redemptions of ownership interest in non-hotel assets	—	3,240
Net cash provided by (used in) investing activities	595	(1,831)

Cash flow from financing activities:
Payment of mortgage notes payable	(642)	(603)
Net proceeds from line of credit	11,810	—
Redemptions of Units	(8,335)	(4,844)
Net proceeds from issuance of Units	6,180	7,083
Cash distributions paid to common shareholders	(17,940)	(20,555)
Net cash used in financing activities	(8,927)	(18,919)

Decrease in cash and cash equivalents	—	(11,192)

Cash and cash equivalents, beginning of period	—	20,609
Cash and cash equivalents, end of period	$—	$9,417

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2010.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has no foreign operations or assets and its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three months ended March 31, 2010 and 2009. As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2

Other Assets

The Company has a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”).  Through its ownership interest the Company has access to two corporate Lear jets for asset management and hotel renovation purposes.  The Company’s ownership interest in Apple Air (approximately $2.7 million at March 31, 2010) is included in other assets, net in the Company’s consolidated balance sheet.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly.  For the three months ending March 31, 2010 and 2009, the Company recorded a loss of approximately $119 thousand and $107 thousand, respectively, as its share of the net loss of Apple Air which is included in general and administrative expense in the Company’s Consolidated Statements of Operations.  The losses relate primarily to the depreciation of the aircraft.

Note 3

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  During each of the three month periods ended March 31, 2010 and 2009, the Company incurred approximately $253 thousand and $380 thousand in fees related to the advisory agreement with ASA.  These fees are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services.  The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc.  ASA in turn reimburses Apple REIT Six, Inc.  During each of the three month periods ended March 31, 2010 and 2009, the Company incurred approximately $523 thousand and $460 thousand in costs paid to ASA that were reimbursed to Apple REIT Six, Inc.  These costs are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

ASA is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit Facility

On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes including the payment of distributions.  The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011.  The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.25% at March 31, 2010) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%.  Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty.  The balance outstanding under the line of credit facility on March 31, 2010 was approximately $23.3 million, at an annual interest rate of 3.15%.  The balance outstanding at December 31, 2009 was $11.5 million.  Interest expense incurred for borrowings under the line of credit facility during the three month period ending March 31, 2010 was approximately $178 thousand.

Note 5

Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the three months ended March 31, 2010, the Company redeemed approximately 771 thousand Units for approximately $8.3 million under the program.  During the three months ended March 31, 2009, the Company redeemed approximately 471 thousand Units for approximately $4.8 million under the program.  Since the inception of the program through March 31, 2010, the Company has redeemed approximately 4.0 million Units for approximately $42.0 million.

In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2010, approximately 562 thousand Units, representing $6.2 million in proceeds to the Company, were issued under the plan.  During the three months ended March 31, 2009, approximately 644 thousand Units, representing $7.1 million in proceeds to the Company, were issued under the plan.  Since the inception of the plan through March 31, 2010, approximately 6.2 million Units, representing approximately $68.1 million in proceeds to the Company, have been issued.

Note 6

Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt was $128.8 million and $127.8 million, respectively.  As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $117.8 million and $119.6 million, respectively.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 7

Subsequent Events

On April 15, 2010, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders.  Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 186,977 Units.

In April 2010, the Company redeemed 906,094 Units for approximately $9.8 million under its Unit Redemption Program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles including the current economic recession throughout the United States, and competition within the hotel industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007.  The Company owned 51 hotels as of March 31, 2010, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned.  With the significant economic downturn in the United States, the results of the overall lodging industry as well as the Company have declined as compared to expectations when the properties were acquired. There is no way to predict general economic conditions, however, the Company does anticipate revenue and income to remain flat as compared to 2009 levels, which represents a significant decline from pre-recession results.  The Company was initially impacted by recessionary declines in corporate and individual travel, and therefore room demand, in the third and fourth quarters of 2008.  While there is some general consensus among economists that the economy in the United States is emerging from the recessionary environment of 2008 and 2009, high unemployment levels and sluggish business and consumer travel trends remain.  Many industry analysts believe the hotel industry will be stable for calendar 2010 as compared to 2009.

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

	Three months ended March 31,
	2010	% of Revenue	2009	% of Revenue	Percent change
Total revenues	$48,236	100%	$47,558	100%	1%
Hotel operating expenses	28,013	58%	28,306	60%	-1%
Taxes, insurance and other expense	3,324	7%	3,591	8%	-7%
General and administrative expense	1,206	3%	1,170	2%	3%
Depreciation	8,275		7,879		5%
Interest expense, net	1,804		1,282		41%

Average Market Yield (1)	124		124		—
Number of hotels	51		51		—
Average Daily Rate (ADR)	$110		$116		-5%
Occupancy	69%		65%		6%
RevPAR	$75		$75		—

(1) Calculated from data provided by Smith Travel Research, Inc. ®.  Excludes properties under renovations during the applicable periods.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2010 (all dollar amounts are in thousands):

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Montgomery	AL	Homewood Suites	LBA	8/17/2006	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/2006	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/2006	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/2006	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/2006	107	11,606
Prattville	AL	Courtyard	LBA	4/24/2007	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/2007	63	4,584
Trussville	AL	Courtyard	LBA	10/4/2007	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/2007	86	8,927
Dothan	AL	Residence Inn	LBA	4/16/2008	84	9,669
Tucson	AZ	Residence Inn	Western	1/17/2008	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/2006	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/2006	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/2007	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/2007	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/2007	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/2007	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/2007	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/2006	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/2007	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/2007	79	6,647

Lakeland	FL	Courtyard	LBA	4/24/2007	78	9,805
Miami	FL	Courtyard	Dimension	9/5/2008	118	15,000
Columbus	GA	Fairfield Inn	LBA	4/24/2007	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/2007	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/2008	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/2008	86	8,428
Boise	ID	SpringHill Suites	Inn Ventures	9/14/2007	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/2006	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/2006	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/2007	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/2006	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/2007	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/2007	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/2006	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/2006	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/2007	140	11,100
Houston	TX	Residence Inn	Western	4/27/2006	129	13,600
Brownsville	TX	Courtyard	Western	6/19/2006	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/2006	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/2007	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/2007	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/2007	123	13,838
El Paso	TX	Homewood Suites	Western	4/23/2008	114	15,390
Provo	UT	Residence Inn	Dimension	6/13/2007	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/2007	178	36,997
Richmond	VA	Marriott	White	1/25/2008	410	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/2006	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/2007	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/2007	150	31,000
				Total	6,426	$901,594

With the exception of assumed mortgage loans on certain hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007.  The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.  The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements.  No hotels have been purchased since September 2008, and there are no outstanding purchase contracts for additional hotels as of March 31, 2010.

Results of Operations

As of March 31, 2010, the Company owned 51 hotels with 6,426 rooms.  The Company’s portfolio of hotels owned is unchanged since 2008.  Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality.  Due to a continuing recessionary economic environment throughout the United States, the financial results of the Company’s hotels were below pre-recessionary levels, however did slightly exceed results for the same period in 2009.  It is anticipated the properties’ performance will continue to be below comparable pre-recession operating periods until general economic conditions improve.  The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn.  Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many analysts forecast RevPAR to stabilize in 2010, as compared to 2009.  While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue.  For the three months ended March 31, 2010 and 2009, the Company had total revenue of $48.2 and $47.6 million, respectively, with average occupancy of 69% and 65%, ADR of $110 and $116, and RevPAR of $75 for each period.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.  As reflected in the Company’s occupancy increase, the industry is beginning to realize an increase in demand.  The increase is a result of reduced room rates and the sense that the overall economy is stabilizing, generating more business and leisure travelers.

While the revenue rates earned by the Company are comparable with industry and brand averages, the Company continues to focus on improving market share and continues to be a leader in its local markets.  The Company’s Market Yield for the first three months of 2010 and 2009 was 124.  The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market.

Expenses

For the three month periods ended March 31, 2010 and 2009, hotel direct expenses totaled $28.0 and $28.3 million, or 58% and 60% of total revenue, respectively.  Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Results for the three months periods ended March 31, 2010 reflect the impact of a continuing recessionary climate at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment.  However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated.  The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  With the weakened economic conditions, the Company has and will continue to work with its management companies to reduce costs as aggressively as possible while maintaining quality and service levels at each property, however it is not anticipated these reductions will offset revenue declines from pre-recessionary periods of operation.

Taxes, insurance, and other expense for the three months ended March 31, 2010 and 2009 were $3.3 and $3.6 million, or 7% and 8% of total revenue for the applicable period.  Decreases in these expenses for the comparable three month periods ending March 31, 2010 and 2009 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for some locations.  In addition, the Company has experienced slightly lower property insurance expense for its hotel properties, in comparison to insurance rates in effect during 2009.

General and administrative expense for the three months ended March 31, 2010 and 2009 were approximately $1.2 million for each period.  The components of general and administrative expense include advisory fees, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $8.3 million and $7.9 million.  These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

Interest expense during the three months ended March 31, 2010 and 2009 totaled $1.8 and $1.4 million, respectively.  Interest expense primarily represents interest incurred on mortgage loans assumed on acquired hotels and interest on the Company’s line of credit (originated in April 2009).  As of March 31, 2010, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $105.5 million, and the outstanding balance of the line of credit was $23.3 million.  Interest expense for the three month period ended March 31, 2009 is net of capitalized interest of approximately $0.3 million, associated with hotel renovations.  No capitalized interest was recorded during the three month period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s operating cash flow from the hotel properties owned and borrowings under its line of credit facility are the Company’s principal sources of liquidity.  To minimize its outstanding balance on its line of credit, the Company maintains minimal cash balances.  The Company anticipates that cash flow from operations and credit availability will be adequate to meet substantially all of its anticipated liquidity requirements, including distributions to shareholders, capital expenditures and debt service.  The Company is pursuing additional financing so that it can make distributions in excess of distributions required to maintain its REIT status.  Historically, the Company has maintained a relatively stable monthly dividend rate instead of raising and lowering the distribution with varying economic cycles.  With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to levels required to maintain its REIT status.  The Company’s bylaws require board review and approval of any debt financing obtained by the Company.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in the first three months of 2010 totaled $17.9 million and were paid monthly at a rate of $0.064167 per common share.  For the same three month period, the Company’s cash generated from operations was approximately $8.3 million.  This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s line of credit facility.  The Company intends to continue paying distributions on a monthly basis.  However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate.  In consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share.  The reduction of the dividend was effective beginning with the May 15, 2009 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2010, the Company held $6.3 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements.  The Company substantially completed significant renovations to one hotel property during the first three months of 2010.  No major renovation projects were in progress at March 31, 2010.  With the depressed economic environment, the Company will only complete the most cost effective renovation projects.  Total capital expenditures incurred in the first three months of 2010 were approximately $0.4 million; the Company expects total 2010 capital improvements to be approximately $5 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the three months ended March 31, 2010, the Company redeemed approximately

771 thousand Units for approximately $8.3 million under the program.  During the three months ended March 31, 2009, the Company redeemed approximately 471 thousand Units for approximately $4.8 million under the program.  Since the inception of the program through March 31, 2010, the Company has redeemed approximately 4.0 million Units for approximately $42.0 million.

In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2010, approximately 562 thousand Units, representing $6.2 million in proceeds to the Company, were issued under the plan.  During the three months ended March 31, 2009, approximately 644 thousand Units, representing $7.1 million in proceeds to the Company, were issued under the plan.  Since the inception of the plan through March 31, 2010, approximately 6.2 million Units, representing approximately $68.1 million in proceeds to the Company, have been issued.

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company.  An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  During each of the three month periods ended March 31, 2010 and 2009, the Company incurred approximately $253 thousand and $380 thousand, respectively, in fees related to the advisory agreement with ASA.  These fees are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services.  The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc.  ASA in turn reimburses Apple REIT Six, Inc.  During each of the three month periods ended March 31, 2010 and 2009, the Company incurred approximately $523 thousand and $460 thousand, respectively, in costs paid to ASA that were reimbursed to Apple REIT Six, Inc.  These reimbursed costs are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

ASA is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Subsequent Events

On April 15, 2010, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders.  Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 186,977 Units.

In April 2010, the Company redeemed 906,094 Units for approximately $9.8 million under its Unit Redemption Program.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows under its line of credit facility.  The Company had an outstanding balance of $23.3 million on its $30 million line of credit at March 31, 2010, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short term interest rates.  Based on the outstanding balance at March 31, 2010, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $233 thousand, subject to the conditions of the interest rate floor provisions of the line of credit facility, and with all other factors remaining the same.  The Company’s cash balance at March 31, 2010 was not material.

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

PART II.                OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units.  If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more.  The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The following is a summary of redemptions during the first quarter of 2010:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2010	770,996	$10.81	4,000,746		(1)

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

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 5, 2010
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 5, 2010
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)