Form 10-Q
period 2010-06-30
Apple REIT Seven, Inc.
filed 2010-08-03
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number:	000-52585

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 EAST MAIN STREET, RICHMOND, VIRGINIA	23219

(Address of principal executive offices)	(Zip Code)

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

          As of August 1, 2010 there were 92,162,954 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SEVEN, INC.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations – For the three and six months ended June 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows – For the six months ended June 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	(Removed and Reserved)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	19

Signatures		20

          This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott®trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS
Investment in real estate, net of accumulated depreciation of $97,475 and $80,923, respectively	$886,602	$902,293
Restricted cash-furniture, fixtures and other escrows	7,208	9,582
Due from third party managers	10,302	5,639
Other assets, net	6,430	6,373

TOTAL ASSETS	$910,542	$923,887

LIABILITIES
Notes payable	$133,216	$117,787
Accounts payable and accrued expenses	13,022	13,843

TOTAL LIABILITIES	146,238	131,630

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 92,967,049 and 93,521,656 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,967,049 and 93,521,656 shares, respectively	920,764	926,419
Distributions greater than net income	(156,484)	(134,186)

TOTAL SHAREHOLDERS’ EQUITY	764,304	792,257

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$910,542	$923,887

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Revenues:
Room revenue	$47,441	$46,197	$90,989	$89,571
Other revenue	4,822	4,386	9,510	8,570

Total revenue	52,263	50,583	100,499	98,141

Expenses:
Operating expense	13,355	13,065	26,122	25,683
Hotel administrative expense	3,798	4,095	7,553	8,015
Sales and marketing	3,968	3,918	7,589	7,745
Utilities	2,017	2,038	4,155	4,280
Repair and maintenance	2,312	2,256	4,517	4,476
Franchise fees	2,116	2,027	4,098	3,973
Management fees	1,848	1,693	3,393	3,226
Taxes, insurance and other	3,306	3,791	6,630	7,382
General and administrative	1,488	1,169	2,694	2,339
Depreciation expense	8,277	8,056	16,552	15,935

Total expenses	42,485	42,108	83,303	83,054

Operating income	9,778	8,475	17,196	15,087

Interest expense, net	1,868	1,586	3,672	2,868

Net income	$7,910	$6,889	$13,524	$12,219

Basic and diluted net income per common share	$0.09	$0.07	$0.15	$0.13

Weighted average common shares outstanding - basic and diluted	92,882	93,532	93,039	93,507

Distributions declared and paid per common share	$0.19	$0.20	$0.39	$0.42

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009

Cash flow from operating activities:
Net income	$13,524	$12,219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	16,552	15,935
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	51	(194)
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(4,663)	(2,957)
Increase in other assets	(322)	(93)
Increase in accounts payable and accrued expenses	176	34

Net cash provided by operating activities	25,318	24,944

Cash flow from investing activities:
Capital improvements	(1,858)	(9,438)
Net decrease in cash restricted for property improvements	2,300	832
Redemption of ownership interest in non-hotel assets	—	3,240

Net cash provided by (used in) investing activities	442	(5,366)

Cash flow from financing activities:
Payment of mortgage notes payable	(1,268)	(1,188)
Net proceeds from line of credit	16,995	—
Payment of financing costs related to borrowings	(10)	(43)
Redemptions of Units	(18,119)	(11,107)
Net proceeds from issuance of Units	12,464	13,641
Cash distributions paid to common shareholders	(35,822)	(39,413)

Net cash used in financing activities	(25,760)	(38,110)

Decrease in cash and cash equivalents	—	(18,532)

Cash and cash equivalents, beginning of period	—	20,609

Cash and cash equivalents, end of period	$—	$2,077

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2010.

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

Earnings per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2010 and 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are converted to common shares.

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

Note 2

Other Assets

          The Company has a 26% ownership interest in Apple Air Holding, LLC (“Apple Air”). Through its ownership interest the Company has access to two corporate Lear jets for asset management and hotel renovation purposes. The Company’s ownership interest in Apple Air (approximately $2.6 million at June 30, 2010) is included in other assets, net in the Company’s consolidated balance sheet. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the six months ending June 30, 2010 and 2009, the Company recorded a loss of approximately $231 thousand and $221 thousand, respectively, as its share of the net loss of Apple Air which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. The losses relate primarily to the depreciation of the aircraft.

Note 3

Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties.

          The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During each of the six month periods ended June 30, 2010 and 2009, the Company incurred approximately $507 thousand and $509 thousand in fees related to the advisory agreement with ASA. These fees are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

          Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc. ASA in turn reimburses Apple REIT Six, Inc. During each of the six month periods ended June 30, 2010 and 2009, the Company incurred approximately $1.0 million and $0.9 million in costs paid to ASA that were reimbursed to Apple REIT Six, Inc. These costs are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

          ASA is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit Facility

          On April 2, 2009, the Company entered into an unsecured line of credit facility, to be utilized for working capital, hotel renovations, or other general corporate funding purposes including the payment of distributions. The credit facility provides for a maximum aggregate commitment by the lender, a commercial bank, of $30 million, and has a scheduled maturity in April 2011. The applicable interest rate under the line of credit is equal to LIBOR (the London Interbank Offered Rate for a one-month term, which was approximately 0.35% at June 30, 2010) plus 1.75%, subject to a minimum interest rate floor on the line of credit of 3.15%. Payments of interest only are due monthly under the terms of the credit agreement, and any amount borrowed by the Company may be repaid before maturity with no penalty. The balance outstanding under the line of credit facility on June 30, 2010 was approximately $28.5 million, at an annual interest rate of 3.15%. The balance outstanding at December 31, 2009 was $11.5 million. Interest expense incurred for borrowings under the line of credit facility during the six month period ending June 30, 2010 was approximately $403 thousand.

Note 5

Shareholders’ Equity

          In 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit, or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed approximately 1.7 million Units in the amount of $18.1 million under the program. Since the inception of the program through June 30, 2010, the Company has redeemed approximately 4.9 million Units in the amount of $51.8 million. The Company has increased the maximum number of Units that may be redeemed to five percent (from three percent) of the weighted average number of Units outstanding during the year.

          In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2010, approximately 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan. During the six months ended June 30, 2009, approximately 1.2 million Units, representing $13.5 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2010, approximately 6.7 million Units, representing approximately $74.2 million in proceeds to the Company, have been issued.

Note 6

Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt was $133.2 million and $131.0 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $117.8 million and

$119.6 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 7

Subsequent Events

          On July 15, 2010, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.0 million were reinvested, resulting in the issuance of 185,515 Units.

          In July 2010, the Company redeemed 989,610 Units for approximately $10.9 million under its Unit Redemption Program.

          In July 2010, the Company entered into a variable rate term loan agreement with a banking institution, under which the Company borrowed $9.0 million. The interest rate of the loan is equal to the daily LIBOR interest rate plus 2.25 percentage points. The loan has a maturity date of December 31, 2010, and can be repaid before maturity with no penalty. Proceeds of the loan will be used by the Company for general working capital purposes, including payment of redemptions and distributions.

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

Overview

          The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007. The Company owned 51 hotels as of June 30, 2010, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels have not met expectations. Although there is no way to predict future general economic conditions, many industry analysts believe that hotel industry revenues are improving and will see low single digit increases in 2010 as compared to 2009.

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

	Three months ended June 30,					Six months ended June 30,

	2010	% of Revenue	2009	% of Revenue	Percent change	2010	% of Revenue	2009	% of Revenue	Percent change

Total revenues	$52,263	100%	$50,583	100%	3%	$100,499	100%	$98,141	100%	2%
Hotel operating expenses	29,414	56%	29,092	58%	1%	57,427	57%	57,398	58%	0%
Taxes, insurance and other expense	3,306	6%	3,791	7%	-13%	6,630	7%	7,382	8%	-10%
General and administrative expense	1,488	3%	1,169	2%	27%	2,694	3%	2,339	2%	15%
Depreciation	8,277		8,056		3%	16,552		15,935		4%
Interest expense, net	1,868		1,586		18%	3,672		2,868		28%

Average Market Yield (1)	125		122		2%	124		123		1%
Number of hotels	51		51		—	51		51		—
Average Daily Rate (ADR)	$109		$113		-4%	$110		$114		-4%
Occupancy	74%		70%		6%	71%		67%		6%
RevPAR	$81		$79		3%	$78		$77		1%

(1) Calculated from data provided by Smith Travel Research, Inc. ®. Excludes properties under renovations during the applicable periods.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2010 (all dollar amounts are in thousands):

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

          With the exception of assumed mortgage loans on certain hotel properties, substantially all of the purchase price of the hotels was funded by proceeds from the Company’s best-efforts offering of Units, completed in July 2007. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which was approximately $18.0 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. No hotels have been purchased since September 2008, and there are no outstanding purchase contracts for additional hotels as of June 30, 2010.

Results of Operations

          As of June 30, 2010, the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined. Although economic conditions appear to be stabilizing and improving slightly, the Company expects revenue for the industry as a whole to continue to be below pre-recession levels until general economic conditions improve. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2010 and 2009, the Company had total revenue of $52.3 and $50.6 million, respectively, with average occupancy of 74% and 70%, ADR of $109 and $113, and RevPAR of $81 and $79 for each period. For the six months ended June 30, 2010 and 2009, the Company had total revenue of $100.5 and $98.1 million, respectively, with average occupancy of 71% and 67%, ADR of $110 and $114, and RevPAR of $78 and $77 for each period. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the beginning of 2010 the Company has experienced an increase in demand as shown by the improved occupancy rates. However, in addition to a stabilizing economy, this improvement is a result of reduced room rates as reflected in the ADR decline. While reflecting the impact of declining economic activity, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2010 and 2009 was 124 and 123, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

Expenses

          For the three month periods ended June 30, 2010 and 2009, hotel direct expenses totaled $29.4 and $29.1 million, or 56% and 58% of total revenue, respectively. Hotel direct expenses totaled $57.4 million in each of the six month periods ended June 30, 2010 and 2009, or 57% and 58% of total revenue for each respective period. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

          Results for the three and six months periods ended June 30, 2010 reflect the impact of a continuing recessionary climate at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment. However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated. The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. With the weakened economic conditions, the Company has and will continue to work with its management companies to reduce costs as aggressively as possible while maintaining quality and service levels at each property, however it is not anticipated these reductions will offset revenue declines from pre-recessionary periods of operation.

          Taxes, insurance, and other expense for the three months ended June 30, 2010 and 2009 were $3.3 and $3.8 million, or 6% and 7% of total revenue for the applicable period. For the six months ended June 30, 2010 and 2009, taxes, insurance, and other expense totaled $6.6 and $7.4 million, or 7% and 8% of total revenue for the applicable period. Decreases in these expenses for the comparable three and six month periods ending June 20, 2010 and 2009 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for some locations. In addition, the Company has experienced slightly lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2009.

          General and administrative expense for the three months ended June 30, 2010 and 2009 were approximately $1.5 and $1.2 million. For the six months ended June 30, 2010 and 2009, general and administrative expenses were $2.7 and $2.3 million. The components of general and administrative expense include advisory fees, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC.

          Depreciation expense for the three months ended June 30, 2010 and 2009 was $8.3 million and $8.1 million. For the six months ended June 30, 2010 and 2009, depreciation expense totaled $16.6 million and $15.9 million. These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

          Interest expense during the three months ended June 30, 2010 and 2009 totaled $1.9 and $1.6 million, respectively, and $3.7 and $2.9 million for the six months ended June 30, 2010 and 2009. Interest expense primarily represents interest incurred on mortgage loans assumed on acquired hotels and interest on the Company’s line of credit (originated in April 2009). As of June 30, 2010, mortgage loans were outstanding on ten of the Company’s hotel properties, totaling $104.7 million, and the outstanding balance of the line of credit was $28.5 million. Interest expense for the six month period ended June 30, 2009 is net of capitalized interest of approximately $0.4 million, associated with hotel renovations. No capitalized interest was recorded during the six month period ended June 30, 2010.

Liquidity and Capital Resources

          The Company’s operating cash flow from the hotel properties owned and borrowings under its line of credit facility are the Company’s principal sources of liquidity. To minimize its outstanding balance on its line of credit, the Company maintains minimal cash balances. The Company anticipates that cash flow from operations and credit availability will be adequate to meet substantially all of its anticipated liquidity requirements, including required distributions to shareholders, capital expenditures and debt service. The Company is pursuing additional financing so that it can make distributions in excess of distributions required to maintain its REIT status. Historically, the Company has maintained a relatively stable monthly dividend rate instead of raising and lowering the distribution with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to levels required to maintain its REIT status. The Company’s bylaws require board review and approval of any debt financing obtained by the Company.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2010 totaled $35.8 million and were paid monthly at a rate of $0.064167 per common share. For the same six month period, the Company’s cash generated from operations was approximately $25.3 million. This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s line of credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. In consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share. The reduction of the dividend was effective beginning with the May 15, 2009 distribution.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2010, the Company held $6.1 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements. The Company substantially completed significant renovations to one hotel property during the first six months of 2010. No major renovation projects were in progress at June 30, 2010. With the depressed economic environment, the Company will only complete the most cost effective renovation projects. Total capital expenditures incurred in the first six months of 2010 were approximately $0.9 million; the Company expects total 2010 capital improvements to be approximately $5 million.

          In 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit, or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption

Program. During the six months ended June 30, 2010, the Company redeemed approximately 1.7 million Units in the amount of $18.1 million under the program. Since the inception of the program through June 30, 2010, the Company has redeemed approximately 4.9 million Units in the amount of $51.8 million. The Company has increased the maximum number of Units that may be redeemed to five percent (from three percent) of the weighted average number of Units outstanding during a year.

          In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2010, approximately 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan. During the six months ended June 30, 2009, approximately 1.2 million Units, representing $13.5 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2010, approximately 6.7 million Units, representing approximately $74.2 million in proceeds to the Company, have been issued.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties.

          The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During each of the six month periods ended June 30, 2010 and 2009, the Company incurred approximately $507 thousand and $509 thousand in fees related to the advisory agreement with ASA. These fees are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

          Through a contractual arrangement with Apple REIT Six, Inc., ASA provides the Company with support services. The Company reimburses ASA for the cost of the services provided by Apple REIT Six, Inc. ASA in turn reimburses Apple REIT Six, Inc. During each of the six month periods ended June 30, 2010 and 2009, the Company incurred approximately $1.0 million and $0.9 million in costs paid to ASA that were reimbursed to Apple REIT Six, Inc. These reimbursed costs are recorded in general and administrative expense in the Company’s Consolidated Statements of Operations.

          ASA is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Subsequent Events

          On July 15, 2010, the Company paid $0.064167 per common share, totaling $6.0 million, in a dividend distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.0 million were reinvested, resulting in the issuance of 185,515 Units.

          In July 2010, the Company redeemed 989,610 Units for approximately $10.9 million under its Unit Redemption Program.

          In July 2010, the Company entered into a variable rate term loan agreement with a banking institution, under which the Company borrowed $9.0 million. The interest rate of the loan is equal to the daily LIBOR interest rate plus 2.25 percentage points. The loan has a maturity date of December 31, 2010, and can be repaid before maturity with no penalty. Proceeds of the loan will be used by the Company for general working capital purposes, including the payment of redemptions and distributions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows under its line of credit facility. The Company had an outstanding balance of approximately $28.5 million on its $30 million line of credit at June 30, 2010, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short term interest rates. Based on the outstanding balance at June 30, 2010, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $285 thousand, subject to the conditions of the interest rate floor provisions of the line of credit facility, and with all other factors remaining the same. The Company’s cash balance at June 30, 2010 was not material.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned for three years or more. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the second quarter of 2010 (no redemptions occurred in May and June 2010):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2010	906,094	$ 10.80	4,906,840	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

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

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 3, 2010

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 3, 2010

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)