Form 10-K
period 2010-12-31
Apple REIT Seven, Inc.
filed 2011-03-08
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

          There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Seven, Inc.’s common equity last sold, which was $11, on June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,022,233,000. The Company does not have any non-voting common equity.

          Number of registrant’s common shares outstanding as of February 28, 2011: 91,671,029

Documents Incorporated by Reference.

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 12, 2011.

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

PART I

          This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Seven, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.	Business

          Apple REIT Seven, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate. Initial capitalization occurred on May 26, 2005, with its first investor closing under its best efforts offering on March 15, 2006. The Company acquired its first property on April 27, 2006. As of December 31, 2010, the Company owned 51 hotel properties operating in eighteen states. The best efforts offering was completed in July 2007.

          The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), or Inn Ventures, Inc. (“Inn Ventures”) under separate hotel management agreements.

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

Financing

          The Company has nine notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $101.2 million at December 31, 2010, maturity dates ranging from January 2013 to June 2016, and interest rates ranging from 5.85% to 6.95%. The Company also has an unsecured syndicated revolving credit facility, originated in October 2010, for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million. The credit facility, which matures in October 2012, had an outstanding balance at December 31, 2010 of $44.9 million. The applicable interest rate under the credit facility is, at the Company’s option, equal to a) LIBOR (London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The effective interest rate for borrowings under the credit facility at December 31, 2010 was 5.0%. Payments of interest only are due monthly under the terms of the credit facility; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a fee at an annual rate of 0.5% on the average unused balance of the credit facility. At closing the Company borrowed $35.6 million under the credit facility to extinguish its then existing unsecured loans and to pay loan transaction costs, which included arrangement and commitment fees totaling 1.25% of the gross facility commitment. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should financial results of the Company and the lodging industry remain depressed compared to pre-recessionary levels, the Company may utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company was unsuccessful in extending its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions. The Company’s bylaws require board review and approval of any debt financing obtained by the Company.

Industry and Competition

          The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity, and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. General economic conditions in a particular market, and nationally, impact the performance of the hotel industry.

Hotel Operating Performance

          At December 31, 2010, the Company owned seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inns, four SpringHill Suites, four TownePlace Suites, three Hampton Inn hotels, and one full-service Marriott hotel. They are located in eighteen states and, in aggregate, consist of 6,426 rooms. The Company’s portfolio of hotels is unchanged from December 31, 2009.

          Room revenue for these hotels totaled $181.2 million for the year ended December 31, 2010, and the hotels achieved average occupancy of 71%, ADR of $108 and RevPAR of $77. Room revenue for the year ended December 31, 2009 totaled $174.0 million, and the Company’s hotels achieved average occupancy of 67%, ADR of $111 and RevPAR of $74. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Since the beginning of 2010 the Company has experienced an increase in demand compared to 2009, as shown by the improved occupancy rates. However, in addition to a stabilizing economy, this improvement is a result of reduced room rates as reflected in the ADR decline in 2010 versus 2009. The Company believes room rate has stabilized and should improve slightly in 2011. With expected demand improvement and room rate improvement, the Company and industry anticipate percentage revenue growth in 2011 in the mid single digits as compared to 2010. While 2010 and 2009 results reflect the impact of recessionary to stagnant levels of economic activity, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2010 and 2009 was 125 and 123, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation). Market Yield is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world.

Management and Franchise Agreements

          Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, WLS, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.6 million, $6.1 million and $7.4 million, respectively, in management fees.

          Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $8.2 million, $7.8 million and $8.3 million, respectively, in franchise fees.

Maintenance and Renovation

          The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2010 and 2009, the Company’s capital expenditures were approximately $3.1 million and $14.0 million, respectively.

Employees

          The Company does not have any employees. During 2010, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, Apple Seven Advisors, Inc. (“ASA”) to provide management of the Company and its assets. Since October 2007, ASA has utilized Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company.

Environmental Matters

          In connection with each of the Company’s hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being, remediated. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

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

Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2010. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. ASRG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2010 and 2009 under this contract.

          The Company is party to an advisory agreement with ASA to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $3.0 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.0 million, $1.0 million and $1.5 million were paid to ASA and $1.8 million, $2.0 million and $1.9 million were expenses reimbursed (or paid directly to Apple REIT Six, Inc. on behalf of ASA) by ASA to Apple REIT Six, Inc. for the years ended December 31, 2010, 2009 and 2008.

          The advisors are staffed with personnel of Apple REIT Six, Inc. (“AR6”). AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A8A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual cost of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the individual and/or his or her supervisor of the time devoted by the individual to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          Including ASRG, ASA, A6A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          The Company is a member of Apple Air Holding, LLC (“Apple Air”) which owns two Lear jets as of December 31, 2010. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Current General Economic Slowdown in the Lodging Industry

          A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States has emerged from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in 2010; as a result the Company continues to experience reduced revenue as compared to pre-recessionary periods. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

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

Qualification as a REIT

          The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely effect the Company and its shareholders.

Distributions to Shareholders

          If the Company’s properties do not generate sufficient revenue to meet operating expenses, cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room occupancy or rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

          The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

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

Financing Risks

          Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation; as a result, the Company may not be able to use debt to meet its cash requirements.

Debt Terms

          The line of credit entered into in October 2010 contains financial covenants that could require the loans to be prepaid prior to maturity or restrict the amount and timing of distributions to shareholders. The covenants include a minimum net worth, debt service coverage and fixed charge coverage ratio.

Item 1B.	Unresolved Staff Comments

          Not applicable.

Item 2.	Properties

          As of December 31, 2010, the Company owned 51 hotels with an aggregate of 6,426 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms

Hilton Garden Inn	7	892
Homewood Suites	12	1,374
Courtyard	10	1,257
Residence Inn	7	923
Hampton Inn	3	355
Fairfield Inn	3	221
SpringHill Suites	4	593
TownePlace Suites	4	401
Marriott	1	410

Total	51	6,426

          The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2010
(dollars in thousands)

				Initial Cost		Subsequently Capitalized

City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms

Montgomery	AL	Homewood Suites	$—	$978	$10,032	$270	$11,280	$(1,530)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	765	9,960	509	11,234	(1,523)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	502	5,867	109	6,478	(929)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	643	9,879	1,454	11,976	(1,900)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	740	9,887	100	10,727	(1,514)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,092	10,889	48	12,029	(1,632)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,170	8,407	5	9,582	(1,110)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	570	4,243	65	4,878	(488)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,088	8,744	1	9,833	(989)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	804	8,384	8	9,196	(902)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	—	821	9,097	2	9,920	(967)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	—	998	15,960	—	16,958	(1,646)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	—	5,021	30,345	539	35,905	(4,660)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,669	32,271	224	37,164	(4,080)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,511	21,434	32	25,977	(2,460)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	14,490	7,354	26,215	468	34,037	(2,873)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,694	37,938	2,149	45,781	(4,316)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,048	2,345	17,333	523	20,201	(2,015)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,518	18,545	82	21,145	(2,324)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,785	12,277	605	14,667	(1,911)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	8,951	3,215	22,152	1,975	27,342	(3,227)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,195	910	6,202	180	7,292	(712)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	3,850	1,557	8,836	158	10,551	(1,024)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	—	—	15,463	134	15,597	(1,333)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	—	—	7,620	30	7,650	(863)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	26	10,141	(1,288)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	—	1,195	8,751	6	9,952	(904)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	—	—	8,643	10	8,653	(902)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	—	2,024	19,580	426	22,030	(2,474)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	15,720	4,586	39,500	1,100	45,186	(4,955)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	877	8,914	16	9,807	(1,291)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,616	336	4,928	1,184	6,448	(1,008)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	11,573	2,731	19,498	3,672	25,901	(3,082)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,618	11,364	1,871	15,853	(1,970)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,676	16,470	2,156	22,302	(2,414)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,161	24,420	522	28,103	(3,076)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	556	6,817	109	7,482	(1,044)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,722	9,747	2,088	13,557	(1,835)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	—	1,098	13,049	220	14,367	(2,183)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,135	7,739	9	8,883	(1,174)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	501	7,575	62	8,138	(1,206)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	703	11,522	2	12,227	(1,377)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,312	771	13,628	(1,305)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,130	13,089	2	14,221	(1,484)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	—	1,174	14,651	37	15,862	(1,456)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	5,091	1,358	10,388	2,783	14,529	(1,934)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,832	4,296	41,138	(4,013)	1987	Jul-07	3 - 39 yrs.	178
Richmond	VA	Marriott	23,686	—	59,614	15,041	74,655	(10,122)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	—	—	60,489	6,783	67,272	(9,871)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,314	15,122	23	16,459	(1,957)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,514	28,500	58	32,072	(2,844)	2006	Oct-07	3 - 39 yrs.	150

			$101,220	$90,714	$842,609	$52,943	$986,266	$(114,097)				6,426

          Investment in hotels at December 31, 2010, consisted of the following (in thousands):

Land	$90,714
Building and Improvements	832,410
Furniture, Fixtures and Equipment	63,142

986,266
Less Accumulated Depreciation	(114,097)

Investments in real estate, net	$872,169

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

Common Shares

          There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2010, there were 92,027,980 Units outstanding (each Unit consists of one common share, no par value, and one Series A preferred share). The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2010, the Units were held by approximately 19,800 beneficial shareholders.

Dividend Reinvestment Plan

          In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2010, approximately 7.9 million Units, representing $86.5 million in proceeds to the Company, have been issued under the plan since inception.

Unit Redemption Program

          Effective in April 2007 the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 7.0 million Units in the amount of $74.4 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date in 2010, which was October 2010. In January 2011, the first scheduled redemption date of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 63% of the requested redemptions, or a total of $8.0 million. Although the Program allows for up to 5% of the weighted average shares to be redeemed on an annual basis, the Company plans to redeem approximately 3% of weighted average shares. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 included in the Company’s audited financial statements in Item 8 of the Form 10-K for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2010 (no redemptions occurred in November and December):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

October 2010	1,065,949	$10.98	6,962,399	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

Series B Convertible Preferred Shares

          In May 2005 the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions totaled $71.3 million in 2010, $75.4 million in 2009, and $81.4 million in 2008. Distributions from May 2009 through December 2010 were paid monthly at a rate of $0.064167 per common share. Prior to the May 2009 distribution, distributions were paid monthly at a rate of $0.073334 per common share. The timing and amount of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement limits distributions to $84 million annually, unless the Company is required to distribute more to meet REIT requirements.

Non-Employee Directors Stock Option Plan and Incentive Plan

          The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2010, options to purchase 294,494 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	294,494	$11.00	1,305,051
Incentive Plan	—	$—	4,029,318

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on May 26, 2005 to April 26, 2006, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on April 27, 2006 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues:
Room revenue	$181,161	$174,042	$195,414	$129,467	$18,800
Other revenue	19,370	17,673	18,877	9,097	1,545

Total revenue	200,531	191,715	214,291	138,564	20,345

Expenses:
Hotel operating expenses	116,895	113,968	124,588	76,944	12,229
Taxes, insurance and other	12,229	13,717	13,559	8,571	1,472
General and administrative	5,177	4,600	5,881	3,823	1,988
Depreciation	33,174	32,425	28,434	16,990	3,073
Debt extinguishment costs	—	—	—	1,391	—
Gain from settlement of contingency	(3,099)	—	—	—	—
Interest and other expenses, net	7,837	6,292	3,766	(2,388)	(1,855)

Total expenses	172,213	171,002	176,228	105,331	16,907

Net income	$28,318	$20,713	$38,063	$33,233	$3,438

Per Share
Net income per common share	$0.31	$0.22	$0.41	$0.47	$0.23
Distributions paid to common shareholders	$0.77	$0.81	$0.88	$0.88	$0.66
Weighted-average common shares outstanding - basic and diluted	92,627	93,472	92,637	70,763	15,152

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$—	$20,609	$142,437	$44,604
Investment in real estate, net	$872,169	$902,293	$920,688	$786,765	$347,092
Total assets	$891,967	$923,887	$967,844	$961,248	$409,886
Notes payable	$148,017	$117,787	$109,275	$84,705	$49,292
Shareholders’ equity	$733,300	$792,257	$845,753	$868,531	$354,122
Net book value per share	$7.97	$8.47	$9.04	$9.47	$9.56

Other Data
Cash flow from:
Operating activities	$59,915	$55,460	$69,025	$49,957	$5,158
Investing activities	$(2,310)	$(10,926)	$(127,519)	$(394,301)	$(328,324)
Financing activities	$(57,605)	$(65,143)	$(63,334)	$442,177	$367,720
Number of hotels owned at end of period	51	51	51	44	18
Average Daily Rate (ADR) (a)	$108	$111	$120	$120	$116
Occupancy	71%	67%	71%	74%	65%
Revenue Per Available Room (RevPAR) (b)	$77	$74	$86	$88	$75
Total Rooms Sold (000s) (c)	1,671	1,569	1,623	1,080	163
Total Rooms Available (000s) (d)	2,346	2,345	2,272	1,469	250

Funds From Operations Calculation (e)
Net income	$28,318	$20,713	$38,063	$33,233	$3,438
Depreciation of real estate owned	33,174	32,425	28,434	16,990	3,073

Funds from operations	61,492	53,138	66,497	50,223	6,511
Gain from settlement of contingency	(3,099)	—	—	—	—

Modified Funds from operations	$58,393	$53,138	$66,497	$50,223	$6,511

(a)	Total room revenue divided by number of rooms sold.
(b)	ADR multiplied by occupancy percentage.
(c)	Represents actual number of room nights sold during period.
(d)	Represents number of rooms owned by the Company multiplied by the number of nights in the period.
(e)

Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified funds from operations (MFFO) excludes any gain or loss from the settlement of a contingency. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company’s definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

          The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owned 51 hotels as of December 31, 2010, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006. An additional 17 hotels were purchased during 2006, 26 hotels were purchased during 2007, and seven hotels were acquired in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

          Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels has not met expectations. The hotel industry and the Company showed improvement in revenue and net income in 2010 as compared to 2009. Although still below pre-recessionary levels, the company anticipates continued revenue growth in 2011 as compared to 2010. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

          As noted above, the Company owned 51 hotel properties at December 31, 2010 (consisting of 6,426 total rooms). The following is a summary of results for the years ended December 31, 2010 and 2009.

(in thousands except statistical data)	Year ended December 31, 2010	Percent of Revenue	Year ended December 31, 2009	Percent of Revenue	Percent Change

Total revenues	$200,531	100%	$191,715	100%	5%
Hotel operating expenses	116,895	58%	113,968	59%	3%
Taxes, insurance and other expense	12,229	6%	13,717	7%	-11%
General and administrative expense	5,177	3%	4,600	2%	13%
Depreciation	33,174		32,425		2%
Interest expense, net	7,837		6,292		25%

Average Market Yield(1)	125		123		2%
Number of Hotels	51		51		—%
Average Daily Rate (ADR)	$108		$111		-3%
Occupancy	71%		67%		6%
RevPAR	$77		$74		4%

(1)	Calculated from data provided by Smith Travel Research, Inc. ®. Excludes properties under renovations during the applicable periods.

Hotels Owned

          As of December 31, 2010, the Company owned 51 hotels, with a total of 6,426 rooms. As previously noted, seven hotels were purchased in 2008, 26 hotels were purchased in 2007, and 18 were purchased in 2006. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price

Montgomery	AL	Homewood Suites	LBA	8/17/06	91	$10,660
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	178	36,997
Richmond	VA	Marriott	White	1/25/08	410	53,300
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000

					6,426	$901,594

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

          With the exception of assumed mortgage loans on some of its hotel properties, substantially all of the purchase price of the hotels was funded by the Company’s best-efforts offering of Units, which concluded in July 2007. The following table summarizes the hotel, interest rate, maturity date, principal amount assumed associated with each mortgage, and outstanding principal balance as of December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal Balance as of December 31, 2010

Omaha, NE	Courtyard	6.79%	1/1/14	$12,658	$11,573
New Orleans, LA	Homewood Suites	5.85%	10/1/14	17,144	15,720
Tupelo, MS	Hampton Inn	5.90%	3/1/16	4,110	3,616
Miami, FL	Homewood Suites	6.50%	7/1/13	9,820	8,951
Highlands Ranch, CO	Residence Inn	5.94%	6/1/16	11,550	11,048
Tallahassee, FL	Fairfield Inn	6.80%	1/11/13	3,494	3,195
Lakeland, FL	Courtyard	6.80%	1/11/13	4,210	3,850
San Diego, CA	Residence Inn	6.55%	4/1/13	15,804	14,490
Provo, UT	Residence Inn	6.55%	4/1/13	5,553	5,091
Richmond, VA	Marriott	6.95%	9/1/14	25,298	23,686

				$109,641	$101,220

          No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

          Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), Dimension Development Company (“Dimension”), White Lodging Services Corporation (“WLS”), or Inn Ventures, Inc. (“Inn Ventures”). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008 the Company incurred approximately $6.6 million, $6.1 million and $7.4 million, respectively, in management fees.

          Western, LBA, WLS, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008 the Company incurred approximately $8.2 million, $7.8 million and $8.3 million, respectively, in franchise fees.

Results of Operations for Years 2010 and 2009

          As of December 31, 2010 the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since December 31, 2008. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both leisure and business travel. As a result, revenue in most markets in the United States has declined from 2007 and 2008 levels. Economic conditions stabilized and showed modest growth in 2010 as compared to 2009 throughout the United States, which led to the Company’s improved revenue and net income in 2010 as compared to 2009. Although the Company expects continued improvement in 2011, it is not anticipated revenue and net income will reach pre-recessionary levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue for the Company’s 51 hotels owned during the years ended December 31, 2010 and 2009. For the year ended December 31, 2010, the Company had room revenue and other revenue of $181.2 million and $19.4 million, respectively. For the year ended December 31, 2010, the hotels achieved average occupancy of 71%, ADR of $108 and RevPAR of $77. For the year ended December 31, 2009, the Company had room revenue and other revenue of $174.0 million and $17.7 million, respectively. The hotels achieved average occupancy during the year ended December 31, 2009 of 67%, ADR of $111 and RevPAR of $74. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. Since the beginning of 2010 the Company has experienced an increase in demand, as shown by the improved occupancy rates in comparison to 2009. In addition to a stabilizing economy, this improvement is a result of reduced room rates as reflected in the ADR decline in 2010 from comparable 2009 results. However, as reflected in the fourth quarter of 2010 ADR ($106) as compared to the fourth quarter of 2009 ($106), the Company believes room rate has stabilized and will improve in 2011. With demand improvement and expected rate improvement, the Company and industry anticipate percentage revenue growth in 2011 in the mid single digits, as compared to 2010. While reflecting the impact of recessionary to low-growth levels of economic activity in 2009 and 2010, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2010 and 2009 was 125 and 123, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovations).

     Expenses

          For the years ended December 31, 2010 and 2009, hotel operating expenses totaled $116.9 million and $114.0 million, respectively, representing 58% of total revenue for 2010 and 59% of total hotel revenue for 2009. Hotel operating expenses include direct operational expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operational expenses for 2010 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging and relatively flat to low-growth economic environment during 2010. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing relative to revenue increases in certain labor costs, hotel supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

          Taxes, insurance, and other expenses for the period ended December 31, 2010 and 2009 were $12.2 and $13.7 million, or 6% and 7% of total revenue for each respective period. Decreases in these expenses for 2010 versus the prior year reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for several locations. In addition, the Company experienced slightly lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2009. Primarily due to the success of real estate assessment appeals during 2010, the Company anticipates 2011 property tax and insurance expense to be similar to 2010.

          General and administrative expense for the years ended December 31, 2010 and 2009 was $5.2 and $4.6 million, or 3% and 2% of total revenue for each respective period. The components of general and administrative expense include advisory fees, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC. The 2010 increase is primarily due to an approximately $0.45 million loss related to Apple Air’s contract to trade-in its two jets for one new jet. As a public company, the Company is subject to various regulatory oversight. In 2010 the Company incurred approximately $0.5 million in legal and related costs responding to the Securities and Exchange Commission.

          Depreciation expense for the years ended December 31, 2010 and 2009 was $33.2 and $32.4 million, respectively. Depreciation expense represents the expense of the Company’s hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned.

          Interest expense, net of interest income, for the twelve month periods ended December 31, 2010 and 2009 was $7.8 million and $6.3 million, respectively. Interest expense primarily arose from mortgage debt assumed with the acquisition of ten of the Company’s hotels, in addition to interest on borrowings under the Company’s unsecured credit facilities during 2010 and 2009. As of December 31, 2010, the Company had mortgage debt outstanding of $101.2 million, representing mortgage loans outstanding on ten of the Company’s 51 hotel properties and associated fair value adjustments. The Company also had borrowings outstanding of $44.9 million at December 31, 2010 under its unsecured revolving credit facility. At December 31, 2009 the Company had unsecured credit facility borrowings outstanding of $11.5 million. The increase from prior year levels of outstanding unsecured borrowings at December 31, 2010, and the related increase in interest expense for 2010 in comparison to 2009, arises from the Company’s increased use of unsecured borrowings to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a recessionary to low-growth economic period. Interest expense for 2009 is net of capitalized interest of approximately $0.4 million associated with several significant capital renovations; interest capitalized during 2010 was not significant.

     Gain from settlement of contingency

          The Company recorded other income of $3.1 million in November 2010 arising from the de-recognition of a liability for taxes, previously assessed by the Broad Street Community Development Authority of Richmond, VA (“CDA”). Upon the Company’s purchase in January 2008 of the full service Marriott hotel in Richmond, VA (“MRV”), the Company assumed all remaining obligations of the MRV under a multi-year minimum tax assessment on hotels operating within the CDA’s jurisdiction. The MRV was obligated for minimum annual tax payments to the CDA of $257 thousand, which related to the 2003 issuance by the CDA of tax-exempt revenue bonds with maturities extending through 2033. Annual tax payments to the CDA were effective through the earlier of a) a period extending through 2033, or b) payment or defeasance in full of all applicable CDA revenue bonds. In November 2010, the CDA provided for the defeasance or redemption of all applicable CDA revenue bonds. Accordingly, the CDA announced that assessments and collections of the prior tax have ceased as of November 2010. The Company’s net present value of the previously required minimum annual tax assessments, originally projected to extend through 2033, was $3.1 million at the date of the CDA’s bond defeasance and redemption in November 2010. The impact of the de-recognition of the liability to the Company’s net income per common share (basic and diluted) was $0.03, recorded in the fourth quarter of 2010. The de-recognition was a non-cash transaction and had no impact on the Company’s net cash provided by operating activities for the year ended December 31, 2010.

Results of Operations for Years 2009 and 2008

     Revenues

          For the year ended December 31, 2009, the Company had room revenue and other revenue of $174.0 million and $17.7 million, respectively. For the year ended December 31, 2009, the hotels achieved average occupancy of 67%, ADR of $111 and RevPAR of $74. For the year ended December 31, 2008, the Company had room revenue and other revenue of $195.4 million and $18.9 million, respectively. For the year ended December 31, 2008, the hotels achieved average occupancy of 71%, ADR of $120 and RevPAR of $86. These revenues reflect hotel operations for the 51 hotels acquired through December 31, 2009 and 2008 for their respective periods of ownership by the Company, seven of which were purchased during 2008. The Company’s occupancy and room rates in 2009 and 2008 were consistent with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. However, because overall hotel room demand declined and general U.S. economic conditions (including business and consumer travel) weakened in 2009, the Company’s revenue at most individual hotels experienced declines during 2009 as compared to 2008 results.

     Expenses

          Expenses for the years ended December 31, 2009 and 2008 represent the expenses related to the 51 hotels acquired through December 31, 2009 for their respective periods owned; seven of the Company’s 51 hotels were purchased during 2008.

          For the years ended December 31, 2009 and 2008, hotel operating expenses totaled $114.0 million and $124.6 million, respectively, representing 59% of total revenue for 2009 and 58% of total hotel revenue for 2008. Hotel operational expenses for 2009 reflect the impact of declining revenues at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment. However, certain operating costs are relatively fixed in nature, and cannot be curtailed or eliminated. This resulted in an increase in operating expenses as a percentage of gross revenues, in comparison to 2008.

          Hotel operational expenses in 2008 were impacted by the Company’s acquisition, in January 2008, of the 410 room full-service Marriott hotel in Richmond, Virginia. At the time of purchase, the Company implemented a change from the predecessor owner’s hotel management company to White Lodging Services Corporation. The Company incurred hotel staff recruiting, training, travel and relocation costs associated with the installation of the new management company and related personnel resources at the MRV. In addition, expenditures for non-capitalized items associated with improving the hotel’s rooms, restaurant, and overall service levels, and addressing deferred maintenance and repair, were incurred. These transition costs associated with the MRV hotel, incurred during 2008, were approximately $1.1 million.

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

          General and administrative expense for the years ended December 31, 2009 and 2008 was $4.6 and $5.9 million, or 2% and 3% of total revenue for each respective period. Reduction in this expense for 2009, as compared to the prior year, reflects a reduction (from 50% to 26% in January 2009) in the Company’s investment in Apple Air Holding, LLC. The Company recorded a loss in 2009 of approximately $0.5 million, and a loss in 2008 of approximately $1.0 million in its investment, primarily due to depreciation expense on the two aircraft owned by the entity during this time period. Additionally, the Company’s advisory fees declined by $0.5 million in 2009, compared to 2008, due to lower earnings.

          Depreciation expense for the years ended December 31, 2009 and 2008 was $32.4 and $28.4 million, respectively. Depreciation expense represents the expense of the Company’s hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned. The increase reflects additional acquisitions in 2008, in addition to capital expenditures in both 2009 and 2008.

          Interest expense for the twelve month periods ended December 31, 2009 and 2008 was $6.4 million and $5.7 million, respectively. Interest expense primarily arose from mortgage debt assumed with the acquisition of ten of the Company’s hotels, in addition to interest on borrowings under an unsecured line of credit facility originated in April 2009. Interest expense is net of capitalized interest, of approximately $0.4 million in 2009 and $1.0 million in 2008, associated with several significant capital renovations during each year. During 2009 and 2008, the Company recognized $0.1 million and $1.9 million, respectively, in interest income, representing interest on excess cash invested in short-term money market instruments. Interest income earned by the Company declined as cash raised from the Company’s Unit offering was utilized for the purchase of seven hotel properties in 2008, and for the renovation of several hotel locations during both 2008 and 2009.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. Payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred under this contract during the years ended December 31, 2010 and 2009.

          The Company is party to an advisory agreement with ASA to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $3.0 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.0 million, $1.0 million and $1.5 million were paid to ASA and $1.8 million, $2.0 million and $1.9 million were expenses reimbursed (or paid directly to Apple REIT Six, Inc. on behalf of ASA) by ASA to Apple REIT Six, Inc. for the years ended December 31, 2010, 2009 and 2008.

          The advisors are staffed with personnel of Apple REIT Six, Inc. (“AR6”). AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A8A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual cost of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the individual and/or his or her supervisor of the time devoted by the individual to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          The Company has a partial ownership interest in Apple Air Holdings, LLC (“Apple Air”). A 50% interest was originally purchased by the Company for approximately $7.5 million in 2007 to allow the Company access to two corporate Lear jets for asset management and hotel renovation purposes. In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company’s ownership interest in Apple Air is included in other assets, net on the Company’s consolidated balance sheet, and was approximately $2.0 million and $2.8 million at December 31, 2010 and 2009, respectively. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment in Apple Air accordingly. For the years ended December 31, 2010 and 2009, the Company recorded a loss of approximately $0.9 million and $0.5 million, respectively. The loss relates primarily to the depreciation of aircraft owned by Apple Air and in 2010 $0.4 million related to the reduction in basis of the two jets due to the planned trade-in for one new jet.

          Including ASRG, ASA, A6A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

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

          Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

          No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

          Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2010, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

          The following table presents the Company’s commercial commitments, relating to principal and interest payments on debt outstanding, and contractual obligations under land lease commitments, as of December 31, 2010. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2010.

		Amount of Commitments expiring per period

Commercial Commitments (000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years

Debt (including interest of $25.6 million)	$171,704	$11,564	$96,020	$50,865	$13,255
Land Lease Commitments	95,062	934	1,971	2,270	89,887

Total Commercial Commitments	$266,766	$12,498	$97,991	$53,135	$103,142

Capital Requirements and Resources

          In October 2010, the Company entered into a new unsecured revolving credit facility, to be utilized for working capital, hotel renovations and other general corporate funding purposes including the payment of redemptions and distributions. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The Company’s prior line of credit facility was extinguished upon implementation of the new credit facility. With the availability of the

Company’s current and prior credit facilities, the Company maintains little cash on hand, accessing its credit facility as necessary. As a result, cash balances totaled $0 at December 31, 2010 and 2009. The outstanding balance on the revolving credit facility as of December 31, 2010 was $44.9 million and its annual interest rate was 5.0%. The loan has quarterly financial covenants which the Company was in compliance with at December 31, 2010. The Company anticipates that cash flow from operations and its current revolving credit facility will be adequate to meet its anticipated liquidity requirements in 2011, including capital expenditures, debt service and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes). The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should financial results of the Company and the lodging industry remain depressed compared to pre-recessionary levels, the Company may utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company was unsuccessful in extending its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions. The Company’s bylaws require board review and approval of any debt financing obtained by the Company.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in 2010 totaled $71.3 million and were paid monthly at a rate of $0.064167 per common share. Total 2010 dividends paid equaled $0.77 per common share and included a return of capital. For the same period the Company’s cash generated from operations was approximately $59.9 million. As a result, the difference between distributions paid and cash generated from operations has been funded primarily from borrowings under its unsecured credit facilities. This portion of distributions is expected to be treated as a return of capital for federal income tax purposes. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing until general economic conditions improve. Since there can be no assurance of the Company’s ability to obtain additional financing or that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. Effective with the common stock dividend paid in May 2009, the Company’s annual dividend distribution rate was reduced to $0.77 per share (or $0.064167 monthly per share) from the prior $0.88 annual distribution rate per share (or $0.073334 monthly per share).

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. Also, as of December 31, 2010, the Company held $6.3 million in reserve for capital expenditures. The Company completed one major hotel renovation in 2010 and at December 31, 2010, the Company had two major hotel renovations in progress, which are expected to be completed during the first six months of 2011. Total capital expenditures in 2010 were approximately $3.1 million. Due to the work done on the properties when acquired and the depressed economic environment, the Company’s investment was lower than 2009 and lower than anticipated in 2011. The Company anticipates 2011 capital improvements to increase and be in the range of approximately $10 to $15 million.

          The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year; the program was initiated in April 2007. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 7.0 million Units in the amount of $74.4 million under the program, including approximately 3.7 million Units redeemed for $40.7 million in 2010, 2.4 million Units redeemed for $24.8 million in 2009, and 729,000 Units redeemed for $7.5 million in 2008.

          In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2010, approximately 7.9 million

Units, representing $86.5 million in proceeds to the Company, have been issued under the plan, including approximately 2.2 million Units issued in 2010 for $24.6 million, 2.4 million Units issued in 2009 for $25.9 million, and 2.5 million Units issued in 2008 for $28.0 million.

Subsequent Events

          In January 2011, the Company declared and paid $5.9 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.0 million were reinvested, resulting in the issuance of 184,047 Units.

          In January 2011, under the guidelines of the Company’s Unit Redemption Program, 728,135 Units were repurchased from shareholders at a cost of $8.0 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 63% of the requested redemption amount.

          In February 2011, the Company declared and paid $5.9 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,137 Units.

          On February 28, 2011, the Company entered into a term loan agreement, secured by the Company’s Houston, TX Residence Inn property, for $10.5 million. The loan has a stated maturity of five years, at an annual interest rate of 5.71%, and has scheduled payments of interest and principal due monthly. Funds from the loan were used for general corporate purposes, including the reduction in the outstanding balance of the Company’s revolving credit facility.

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

Impairment Losses Policy

          The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

Recently Adopted or Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity. This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit. The Company had an outstanding balance of $44.9 million on its $85 million revolving credit facility at December 31, 2010, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short term interest rates. Based on the outstanding balance at December 31, 2010, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $449 thousand, subject to conditions of the interest rate floor provisions of the credit facility, and with all other factors remaining the same. The Company’s cash balance at December 31, 2010 was not material.

          In addition to its $44.9 million outstanding balance under its credit facility at December 31, 2010, which is due in 2012 and included in the table below, the Company has also assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s variable rate and fixed rate notes payable outstanding at December 31, 2010.

(000’s)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Market Value

Maturities	$2,737	$47,809	$35,281	$46,989	$394	$12,910	$146,120	$150,112
Average Interest Rate	6.0%	6.1%	6.5%	6.3%	5.9%	5.9%

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 8, 2011
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

          In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

          Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Board of Directors and Shareholders of
Apple REIT Seven, Inc.

We have audited Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Seven, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Seven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Apple REIT Seven, Inc. and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Seven, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 8, 2011

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009

ASSETS
Investment in real estate, net of accumulated depreciation of $114,097 and $80,923, respectively	$872,169	$902,293
Restricted cash-furniture, fixtures and other escrows	7,733	9,582
Due from third party managers	5,829	5,639
Other assets, net	6,236	6,373

TOTAL ASSETS	$891,967	$923,887

LIABILITIES
Notes payable	$148,017	$117,787
Accounts payable and accrued expenses	10,650	13,843

TOTAL LIABILITIES	158,667	131,630

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares: issued and outstanding 92,027,980 and 93,521,656 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,027,980 and 93,521,656 shares, respectively	910,484	926,419
Distributions greater than net income	(177,208)	(134,186)

TOTAL SHAREHOLDERS’ EQUITY	733,300	792,257

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$891,967	$923,887

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Revenues:
Room revenue	$181,161	$174,042	$195,414
Other revenue	19,370	17,673	18,877

Total revenue	200,531	191,715	214,291

Expenses:
Operating expense	53,552	51,524	56,382
Hotel administrative expense	15,084	15,548	17,216
Sales and marketing	15,385	15,084	16,410
Utilities	8,796	8,833	9,124
Repair and maintenance	9,241	9,002	9,711
Franchise fees	8,203	7,832	8,331
Management fees	6,634	6,145	7,414
Taxes, insurance and other	12,229	13,717	13,559
General and administrative	5,177	4,600	5,881
Depreciation expense	33,174	32,425	28,434
Gain from settlement of contingency	(3,099)	—	—

Total expenses	164,376	164,710	172,462

Operating income	36,155	27,005	41,829
Interest expense, net	(7,837)	(6,292)	(3,766)

Net income	$28,318	$20,713	$38,063

Basic and diluted net income per common share	$0.31	$0.22	$0.41

Weighted average common shares outstanding—basic and diluted	92,627	93,472	92,637

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity

	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2007	91,713	$904,649	240	$24	$(36,142)	$868,531

Net proceeds from the sale of common shares	2,546	28,061	—	—	—	28,061
Common shares redeemed	(729)	(7,462)	—	—	—	(7,462)
Net income	—	—	—	—	38,063	38,063
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(81,440)	(81,440)

Balance at December 31, 2008	93,530	925,248	240	24	(79,519)	845,753

Net proceeds from the sale of common shares	2,355	26,014	—	—	—	26,014
Common shares redeemed	(2,363)	(24,843)	—	—	—	(24,843)
Net income	—	—	—	—	20,713	20,713
Cash distributions declared and paid to shareholders ($.81 per share)	—	—	—	—	(75,380)	(75,380)

Balance at December 31, 2009	93,522	926,419	240	24	(134,186)	792,257

Net proceeds from the sale of common shares	2,239	24,745	—	—	—	24,745
Common shares redeemed	(3,733)	(40,680)	—	—	—	(40,680)
Net income	—	—	—	—	28,318	28,318
Cash distributions declared and paid to shareholders ($.77 per share)	—	—	—	—	(71,340)	(71,340)

Balance at December 31, 2010	92,028	$910,484	240	$24	$(177,208)	$733,300

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Cash flow from operating activities:
Net income	$28,318	$20,713	$38,063
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	33,174	32,425	28,434
Gain from settlement of contingency	(3,099)	—	—
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	665	114	(382)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Decrease (increase) in funds due from third party managers	(190)	909	82
Decrease (increase) in other assets	(33)	530	852
Increase in accounts payable and accrued expenses	1,080	769	1,976

Net cash provided by operating activities	59,915	55,460	69,025

Cash flow from investing activities:
Capital improvements	(4,234)	(13,777)	(26,541)
Cash paid for the acquisition of hotel properties	—	—	(103,048)
Redemptions (additions) to ownership interest in non-hotel properties	(125)	3,240	—
Net decrease (increase) in cash restricted for property improvements	2,049	(389)	2,070

Net cash used in investing activities	(2,310)	(10,926)	(127,519)

Cash flow from financing activities:
Payment of mortgage notes payable	(2,563)	(2,401)	(2,192)
Proceeds (payments on) extinguished short-term borrowing facilities	(34,425)	11,510	—
Net proceeds from current short-term borrowing facility	67,815	—	—
Payment of financing costs related to borrowings	(1,157)	(43)	(301)
Redemptions of Units	(40,680)	(24,843)	(7,462)
Net proceeds related to issuance of Units	24,745	26,014	28,061
Cash distributions paid to common shareholders	(71,340)	(75,380)	(81,440)

Net cash used in financing activities	(57,605)	(65,143)	(63,334)

Decrease in cash and cash equivalents	—	(20,609)	(121,828)

Cash and cash equivalents, beginning of period	—	20,609	142,437

Cash and cash equivalents, end of period	$—	$—	$20,609

Supplemental information:
Interest paid	$7,980	$7,168	$6,794

Non-cash transactions:
Notes payable assumed in acquisitions	$—	$—	$27,334

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

     Cash and Cash Equivalents

          Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Balances held may at times exceed federal depository insurance limits.

     Restricted Cash

          Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

     Investment in Real Estate and Related Depreciation

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

          The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

     Revenue Recognition

          Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

     Comprehensive Income

          The Company recorded no comprehensive income other than net income during the periods reported.

     Earnings and Cash Distributions Per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2010, 2009 or 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

          The Company’s annual cash distribution rate as of December 31, 2010 is $0.77 per common share. For the year ended December 31, 2010 and 2009 the Company made cash distributions of $0.77 and $0.81 per common share, for a total of $71.3 million and $75.4 million, respectively.

     Federal Income Taxes

          The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2010 distributions of $0.77 per share for tax purposes was 51% ordinary income and 49% return of capital (unaudited). The characterization of 2009 distributions of $0.81 per share for tax purposes was 47% ordinary income and 53% return of capital (unaudited). The characterization of 2008 distributions of $0.88 per share for tax purposes was 56% ordinary income and 44% return of capital (unaudited).

          The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2010, 2009 and 2008, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $22 million as of December, 31, 2010. The net operating loss carry forwards will expire beginning in 2026. There are no material differences between the book and tax cost basis of the Company’s assets.

          As of December 31, 2010, the tax years that remain subject to examination by major tax jurisdictions generally include 2007 – 2010.

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

     Recently Adopted or Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity. This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2

Investment in Real Estate

          As of December 31, 2010, the Company owned 51 hotels consisting of seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inn hotels, four SpringHill Suites hotels, four TownePlace Suites hotels, three Hampton Inn hotels and one Marriott hotel. The hotels are located in 18 states and, in aggregate, consist of 6,426 rooms.

          Investment in real estate consisted of the following (in thousands):

	December 31, 2010	December 31, 2009

Land	$90,714	$90,714
Building and Improvements	832,410	831,121
Furniture, Fixtures and Equipment	63,142	61,381

	986,266	983,216
Less Accumulated Depreciation	(114,097)	(80,923)

Investment in Real Estate, net	$872,169	$902,293

          The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price

Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans, LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000
Tupelo, MS	Hampton Inn	LBA	1/23/07	96	5,245
Miami, FL	Homewood Suites	Dimension	2/21/07	159	24,300
Highlands Ranch, CO	Residence Inn	Dimension	2/22/07	117	19,000
Cranford, NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah, NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Highlands Ranch, CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Prattville, AL	Courtyard	LBA	4/24/07	84	9,304
Lakeland, FL	Courtyard	LBA	4/24/07	78	9,805
Tallahassee, FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus, GA	Fairfield Inn	LBA	4/24/07	79	7,333
Agoura Hills, CA	Homewood Suites	Dimension	5/8/07	125	25,250
Memphis, TN	Homewood Suites	Hilton	5/15/07	140	11,100
Dothan, AL	Fairfield Inn	LBA	5/16/07	63	4,584
Vancouver, WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
San Diego, CA	Residence Inn	Dimension	6/13/07	121	32,500
Provo, UT	Residence Inn	Dimension	6/13/07	114	11,250
Macon, GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
San Antonio, TX	TownePlace Suites	Western	6/29/07	106	11,925
Alexandria, VA	Courtyard	Marriott	7/13/07	178	36,997
San Diego, CA	Hampton Inn	Dimension	7/19/07	177	42,000
Addison, TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Boise, ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
San Antonio, TX	TownePlace Suites	Western	9/27/07	123	13,838
Trussville, AL	Courtyard	LBA	10/4/07	84	9,510
Kirkland, WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Huntsville, AL	TownePlace Suites	LBA	12/10/07	86	8,927
Tucson, AZ	Residence Inn	Western	1/17/08	124	16,640
Richmond, VA	Marriott	White	1/25/08	410	53,300
Columbus, GA	SpringHill Suites	LBA	3/6/08	85	9,675
Dothan, AL	Residence Inn	LBA	4/16/08	84	9,669
El Paso, TX	Homewood Suites	Western	4/23/08	114	15,390
Columbus, GA	TownePlace Suites	LBA	5/22/08	86	8,428
Miami, FL	Courtyard	Dimension	9/5/08	118	15,000

				6,426	$901,594

          The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its Unit offering to pay 2% of the gross purchase price for these hotels, which equaled approximately $18.0 million, as a commission to ASRG.

          No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

          In October 2010, the Company entered into a new unsecured revolving credit facility, to be utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and dividends. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to either a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The applicable LIBOR rate was approximately 0.26% at December 31, 2010. Payments of interest only are due monthly under the terms of the credit agreement; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a quarterly fee at an annual rate of 0.5% on the average unused balance of the credit facility. At closing the Company borrowed $35.6 million under the credit facility to extinguish its then existing unsecured loans and to pay loan transaction costs, which included arrangement and commitment fees totaling 1.25% of the gross facility commitment. The balance outstanding under the credit facility on December 31, 2010 was $44.9 million, at an annual interest rate of 5.0%. Interest expense incurred in 2010 under the Company’s unsecured credit facilities was approximately $1.2 million; interest expense incurred in 2009 under the Company’s prior unsecured line of credit facility was approximately $105 thousand. The new credit facility contains financial covenants requiring quarterly minimum net worth, debt service coverage and fixed charge coverage. The Company was in compliance with these covenants at December 31, 2010.

          In conjunction with the acquisition of several hotel properties, the Company assumed mortgage notes payable outstanding, secured by the applicable hotel property. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2010 and 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal balance as of Dec. 31, 2010	Outstanding Principal balance as of Dec. 31, 2009

Omaha, NE	Courtyard	6.79%	1/1/14	$12,658	$11,573	$11,868
New Orleans, LA	Homewood Suites	5.85%	10/1/14	17,144	15,720	16,109
Tupelo, MS	Hampton Inn	5.90%	3/1/16	4,110	3,616	3,754
Miami, FL	Homewood Suites	6.50%	7/1/13	9,820	8,951	9,199
Highlands Ranch, CO	Residence Inn	5.94%	6/1/16	11,550	11,048	11,203
Tallahassee, FL	Fairfield Inn	6.80%	1/11/13	3,494	3,195	3,285
Lakeland, FL	Courtyard	6.80%	1/11/13	4,210	3,850	3,957
San Diego, CA	Residence Inn	6.55%	4/1/13	15,804	14,490	14,898
Provo, UT	Residence Inn	6.55%	4/1/13	5,553	5,091	5,234
Richmond, VA	Marriott	6.95%	9/1/14	25,298	23,686	24,276

				$109,641	$101,220	$103,783

          The aggregate amounts of principal payable under the Company’s unsecured revolving credit facility and mortgage obligations, for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Total

2011	$2,737
2012	47,809
2013	35,281
2014	46,989
2015	394
Thereafter	12,910

146,120
Fair Value Adjustment of Assumed Debt	1,897

Total	$148,017

          A fair value adjustment was recorded upon the assumption of above market rate mortgage loans in connection with several of the Company’s hotel acquisitions. These premiums will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.40% to 6.24% at the date of assumption. The total adjustment to interest expense was $597 thousand in 2010, $597 thousand in 2009 and $571 thousand in 2008. The unamortized balance of the fair value adjustment was $1.9 million at December 31, 2010 and $2.5 million at December 31, 2009.

          The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, and upon the origination of its current corporate unsecured revolving credit facility and on the former corporate line of credit facilities extinguished in 2010. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $351 thousand in 2010, $212 thousand in 2009 and $189 thousand in 2008, and is included in interest expense. The unamortized balance of loan origination costs was $1.6 million at December 31, 2010 and $0.8 million at December 31, 2009.

          The mortgage loan assumed on the Richmond, Virginia Marriott hotel has a stated maturity date of September 1, 2014. As a condition of the mortgage loan, the maturity date of the note payable may be accelerated by the lender should the Company be required to expand the hotel, under terms of the ground lease on the hotel property. The Company is under no such requirement as of December 31, 2010.

          The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $148.0 million and $150.1 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $117.8 million and $119.6 million.

          The Company’s Interest expense in its Consolidated Statements of Operations is net of capitalized interest of $0.4 million and $1.0 million for the years ended December 31, 2009 and 2008. Interest capitalized during the year ended December 31, 2010 was not significant. The interest was capitalized in conjunction with hotel renovations.

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

          Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

          No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

          Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2010, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

          The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year; the program was initiated in April 2007. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 7.0 million Units in the amount of $74.4 million under the program, including approximately 3.7 million Units redeemed for $40.7 million in 2010, 2.4 million Units redeemed for $24.8 million in 2009, and 729,000 Units redeemed for $7.5 million in 2008.

          In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2010, approximately 7.9 million Units, representing $86.5 million in proceeds to the Company, have been issued under the plan, including approximately 2.2 million Units issued in 2010 for $24.6 million, 2.4 million Units issued in 2009 for $25.9 million, and 2.5 million Units issued in 2008 for $28.0 million.

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

Note 5

Stock Incentive Plans

          In 2006 the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units authorized under the Directors Plan as of December 31, 2010 is 1,599,545.

          Also in 2006, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of

Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan as of December 31, 2010 is 4,029,318.

          Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2010, 2009 and 2008, the Company granted options to purchase 74,224, 74,796 and 74,024 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan as of December 31, 2010. Activity in the Company’s stock option plans during 2010, 2009 and 2008 is summarized in the following table:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Outstanding, beginning of year:	220,270	145,474	71,450
Granted	74,224	74,796	74,024
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	294,494	220,270	145,474

Exercisable, end of year:	294,494	220,270	145,474

The weighted-average exercise price:	$11.00	$11.00	$11.00

          Compensation expense associated with the issuance of stock options was approximately $117 thousand in 2010, $119 thousand in 2009 and $61 thousand in 2008.

Note 6

Management and Franchise Agreements

          Each of the Company’s 51 hotels owned at December 31, 2010 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Dimension Development Company (“Dimension”) (12), Hilton Worldwide (“Hilton”) (2), Western International (“Western”) (7), Larry Blumberg & Associates (“LBA”) (19), White Lodging Services Corporation (“WLS”) (3), or Inn Ventures, Inc. (“Inn Ventures”) (5). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.6 million, $6.1 million and $7.4 million, respectively, in management fee expense.

          Dimension, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008 the Company incurred approximately $8.2 million, $7.8 million and $8.3 million, respectively, in franchise fee expense.

Note 7

Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. Payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred under this contract during the years ended December 31, 2010 and 2009.

          The Company is party to an advisory agreement with ASA to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $3.0 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.0 million, $1.0 million and $1.5 million were paid to ASA and $1.8 million, $2.0 million and $1.9 million were expenses reimbursed (or paid directly to Apple REIT Six, Inc. on behalf of ASA) by ASA to Apple REIT Six, Inc. for the years ended December 31, 2010, 2009 and 2008.

          The advisors are staffed with personnel of Apple REIT Six, Inc. (“AR6”). AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A8A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual cost of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the individual and/or his or her supervisor of the time devoted by the individual to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          The Company has a partial ownership interest in Apple Air Holdings, LLC (“Apple Air”). A 50% interest was originally purchased by the Company for approximately $7.5 million in 2007 to allow the Company access to two corporate Lear jets for asset management and hotel renovation purposes. In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed, which approximated the Company’s carrying value of the 24% ownership interest at the date of redemption. No gain or loss from the redemption was recognized by the Company. The Company’s ownership interest in Apple Air is included in other assets, net on the Company’s consolidated balance sheet, and was approximately $2.0 million and $2.8 million at December 31, 2010 and 2009, respectively. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The Company records its share of income or loss of the entity under the equity method of accounting, adjusting its investment accordingly. For the years ended December 31, 2010 and 2009, the Company recorded a loss of approximately $0.9 million and $0.5 million, respectively, as its share of the net loss of Apple Air which is included in general and administrative expense. The losses relate primarily to the depreciation of the aircraft and in 2010 the reduction in basis of the two jets due to the planned trade in for one new jet.

          Including ASRG, ASA, A6A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Note 8

Gain from Settlement of Contingency

          The Company recorded other income of $3.1 million in November 2010 arising from the de-recognition of a liability for taxes, previously assessed by the Broad Street Community Development Authority of Richmond, VA (“CDA”). Upon the Company’s purchase in January 2008 of the full service Marriott hotel in Richmond, VA (“MRV”), the Company assumed all remaining obligations of the MRV under a multi-year minimum tax assessment on hotels operating within the CDA’s jurisdiction. The MRV was obligated for minimum annual tax payments to the CDA of $257 thousand, which related to the 2003 issuance by the CDA of tax-exempt revenue bonds with maturities extending through 2033. Annual tax payments to the CDA were effective through the earlier of a) a period extending through 2033, or b) payment or defeasance in full of all applicable CDA revenue bonds. In November 2010, the CDA provided for the full defeasance or redemption of the applicable CDA revenue bonds. Accordingly, the CDA announced that assessments and collections of the prior tax have ceased as of November 2010. The Company’s net present value of the previously required minimum annual tax assessments, originally projected to extend through 2033, was $3.1 million at the date of the CDA’s bond defeasance and redemption in November 2010.

Note 9

Commitments

          The Company leases the underlying land for six hotel properties as of December 31, 2010. These land leases have remaining terms available to the Company ranging from 17 to 92 years, excluding any potential option periods to extend the initial lease term.

          The initial term for the land lease for the Residence Inn in Seattle, WA extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the date of the hotel acquisition, the Company recorded an initial land lease liability. This liability will be amortized over the life of the lease, and is included in accrued expenses on the Company’s consolidated balance sheet; the amount of the liability at December 31, 2010 and 2009 was approximately $2.1 million and $2.2 million respectively.

          The initial term for the land lease for the full-service Marriott hotel in Richmond, VA extends through December 2102. The lease is subject to payment adjustments, based on the Consumer Price Index, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease’s fair value adjustment was approximately $0.9 million at December 31, 2010 and 2009, and is included in other assets, net on the Company’s consolidated balance sheet. Upon assumption of the MRV land lease, the Company also assumed certain contingent responsibilities of the hotel’s predecessor owner, with respect to the third-party lessor of the land. Dependent on conditions which include the hotel exceeding stated revenue per available room (“RevPAR”) thresholds for a trailing twelve month period (with thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of December 31, 2010, there is no requirement to commence an expansion of the MRV hotel.

          The Company has also assumed land leases pertaining to the Columbus, GA Fairfield Inn; Macon, GA Hilton Garden Inn; Columbus, GA TownePlace Suites; and the Miami, FL Courtyard hotel properties. Based on an assessment of each of these leases, no material land lease liability, or favorable lease asset, was assumed at date of acquisition.

          The aggregate amounts of the estimated minimum lease payments pertaining to the Company’s land leases, for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Total

2011	$934
2012	934
2013	1,037
2014	1,126
2015	1,144
Thereafter	89,887

Total	$95,062

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

Note 11

Quarterly Financial Data (unaudited)

          The following is a summary of quarterly results of operations for the years ended December 31, 2010 and 2009.

2010 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$48,236	$52,263	$52,830	$47,202
Net income	$5,614	$7,910	$8,406	$6,388
Basic and diluted income per common share	$0.06	$0.09	$0.09	$0.07
Distributions declared and paid per share	$0.193	$0.193	$0.193	$0.193

2009 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$47,558	$50,583	$49,423	$44,151
Net income	$5,330	$6,889	$6,250	$2,244
Basic and diluted income per common share	$0.06	$0.07	$0.07	$0.02
Distributions declared and paid per share	$0.220	$0.202	$0.193	$0.193

          Net income for the fourth quarter of 2010 includes other income of $3.1 million, or $.03 per basic and diluted income per common share, arising from the gain on settlement of an acquisition contingency.

Note 12

Subsequent Events

          In January 2011, the Company declared and paid $5.9 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.0 million were reinvested, resulting in the issuance of 184,047 Units.

          In January 2011, under the guidelines of the Company’s Unit Redemption Program, 728,135 Units were repurchased from shareholders at a cost of $8.0 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 63% of the requested redemption amount.

          In February 2011, the Company declared and paid $5.9 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,137 Units.

          On February 28, 2011, the Company entered into a term loan agreement, secured by the Company’s Houston, TX Residence Inn property, for $10.5 million. The loan has a stated maturity of five years, at an annual interest rate of 5.71%, and has scheduled payments of interest and principal due monthly. Funds from the loan were used for general corporate purposes, including the reduction in the outstanding balance of the Company’s revolving credit facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.	Controls and Procedures

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

          The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

          The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

          The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

          1. Financial Statements of Apple REIT Seven, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Ernst & Young LLP

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2010
(dollars in thousands)

				Initial Cost		Subsequently Capitalized

City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost (1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms

Montgomery	AL	Homewood Suites	$—	$978	$10,032	$270	$11,280	$(1,530)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	765	9,960	509	11,234	(1,523)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	502	5,867	109	6,478	(929)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	643	9,879	1,454	11,976	(1,900)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	740	9,887	100	10,727	(1,514)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,092	10,889	48	12,029	(1,632)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,170	8,407	5	9,582	(1,110)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	570	4,243	65	4,878	(488)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,088	8,744	1	9,833	(989)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	804	8,384	8	9,196	(902)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	—	821	9,097	2	9,920	(967)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	—	998	15,960	—	16,958	(1,646)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	—	5,021	30,345	539	35,905	(4,660)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,669	32,271	224	37,164	(4,080)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,511	21,434	32	25,977	(2,460)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	14,490	7,354	26,215	468	34,037	(2,873)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,694	37,938	2,149	45,781	(4,316)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	11,048	2,345	17,333	523	20,201	(2,015)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,518	18,545	82	21,145	(2,324)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,785	12,277	605	14,667	(1,911)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	8,951	3,215	22,152	1,975	27,342	(3,227)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,195	910	6,202	180	7,292	(712)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	3,850	1,557	8,836	158	10,551	(1,024)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	—	—	15,463	134	15,597	(1,333)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	—	—	7,620	30	7,650	(863)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	26	10,141	(1,288)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	—	1,195	8,751	6	9,952	(904)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	—	—	8,643	10	8,653	(902)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	—	2,024	19,580	426	22,030	(2,474)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	15,720	4,586	39,500	1,100	45,186	(4,955)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	877	8,914	16	9,807	(1,291)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,616	336	4,928	1,184	6,448	(1,008)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	11,573	2,731	19,498	3,672	25,901	(3,082)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,618	11,364	1,871	15,853	(1,970)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,676	16,470	2,156	22,302	(2,414)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,161	24,420	522	28,103	(3,076)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	556	6,817	109	7,482	(1,044)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,722	9,747	2,088	13,557	(1,835)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	—	1,098	13,049	220	14,367	(2,183)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,135	7,739	9	8,883	(1,174)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	501	7,575	62	8,138	(1,206)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	703	11,522	2	12,227	(1,377)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,312	771	13,628	(1,305)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,130	13,089	2	14,221	(1,484)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	—	1,174	14,651	37	15,862	(1,456)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	5,091	1,358	10,388	2,783	14,529	(1,934)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,832	4,296	41,138	(4,013)	1987	Jul-07	3 - 39 yrs.	178
Richmond	VA	Marriott	23,686	—	59,614	15,041	74,655	(10,122)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	—	—	60,489	6,783	67,272	(9,871)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,314	15,122	23	16,459	(1,957)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,514	28,500	58	32,072	(2,844)	2006	Oct-07	3 - 39 yrs.	150

			$101,220	$90,714	$842,609	$52,943	$986,266	$(114,097)				6,426

				2010	2009	2008			2010	2009	2008

		Real estate owned:					Accumulated depreciation:
		Balance as of January 1		$983,216	$969,185	$806,828	Balance as of January 1		$(80,923)	$(48,497)	$(20,063)
		Acquisitions		—	23	136,296	Depreciation expense		(33,174)	(32,425)	(28,434)
		Improvements		3,050	14,011	26,061	Disposals		—	(1)	—
		Disposals		—	(3)	—
							Balance at December 31		$(114,097)	$(80,923)	$(48,497)
		Balance at December 31		$986,266	$983,216	$969,185

(1) The cost basis for Federal Income Tax purposes approximates the cost basis used in this schedule.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Reit Seven, Inc.

By:	/s/ Glade M. Knight	Date: March 8, 2011

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 8, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 8, 2011

Glade M. Knight, Director

By:	/s/ Glenn W. Bunting	Date: March 8, 2011

Glenn W. Bunting, Director

By:	/s/ Kent W. Colton	Date: March 8, 2011

Kent W. Colton, Director

By:	/s/ Lisa B. Kern	Date: March 8, 2011

Lisa B. Kern, Director

By:	/s/ Bruce H. Matson	Date: March 8, 2011

Bruce H. Matson, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents

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