Form 10-Q
period 2011-03-31
Apple REIT Seven, Inc.
filed 2011-05-06
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number:	000-52585

APPLE REIT SEVEN, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-2879175

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 EAST MAIN STREET, RICHMOND, VIRGINIA	23219

(Address of principal executive offices)	(Zip Code)

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

          As of May 1, 2011 there were 91,318,025 outstanding shares of common stock, no par value, of the registrant.

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

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2011	December 31, 2010

	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $122,463 and $114,097, respectively	$865,455	$872,169
Restricted cash-furniture, fixtures and other escrows	7,419	7,733
Due from third party managers	10,364	5,829
Other assets, net	6,704	6,236

TOTAL ASSETS	$889,942	$891,967

LIABILITIES
Credit facility	$47,600	$44,900
Mortgage debt	112,784	103,117
Accounts payable and accrued expenses	10,566	10,650

TOTAL LIABILITIES	170,950	158,667

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 91,859,872 and 92,027,980 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,859,872 and 92,027,980 shares, respectively	908,645	910,484
Distributions greater than net income	(189,677)	(177,208)

TOTAL SHAREHOLDERS’ EQUITY	718,992	733,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$889,942	$891,967

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Revenues:
Room revenue	$44,705	$43,548
Other revenue	4,738	4,688

Total revenue	49,443	48,236

Expenses:
Operating expense	13,635	12,767
Hotel administrative expense	3,879	3,755
Sales and marketing	3,802	3,621
Utilities	2,117	2,138
Repair and maintenance	2,251	2,205
Franchise fees	2,060	1,982
Management fees	1,650	1,545
Taxes, insurance and other	3,094	3,324
General and administrative	1,119	1,206
Depreciation expense	8,366	8,275

Total expenses	41,973	40,818

Operating income	7,470	7,418

Interest expense, net	2,281	1,804

Net income	$5,189	$5,614

Basic and diluted net income per common share	$0.06	$0.06

Weighted average common shares outstanding - basic and diluted	91,764	93,198

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Cash flow from operating activities:
Net income	$5,189	$5,614
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	8,366	8,275
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	98	23
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(4,535)	(4,882)
Increase in other assets	(515)	(846)
Increase in accounts payable and accrued expenses	5	148

Net cash provided by operating activities	8,608	8,332

Cash flow from investing activities:
Capital improvements	(1,843)	(1,461)
Net decrease in cash restricted for property improvements	349	2,056

Net cash provided by (used in) investing activities	(1,494)	595

Cash flow from financing activities:
Payment of mortgage notes payable	(684)	(642)
Proceeds from mortgage note payable	10,500	—
Net proceeds from current credit facility	2,700	—
Net proceeds from extinguished credit facility	—	11,810
Payment of financing costs related to borrowings	(133)	—
Redemptions of Units	(7,999)	(8,335)
Net proceeds related to issuance of Units	6,160	6,180
Cash distributions paid to common shareholders	(17,658)	(17,940)

Net cash used in financing activities	(7,114)	(8,927)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

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

Earnings per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2011 and 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share until such time the Series B convertible preferred shares are eligible to be converted to common shares.

Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.3 million for both the three months ended March 31, 2011 and 2010.

          In addition to the fees payable to ASA, the Company reimbursed ASA or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of ASA approximately $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6. Also, as part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASA is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheet, is a 26% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s ownership interest was approximately $2.1 million at March 31, 2011, and $2.0 million at December 31, 2010. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $53,000 and $119,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

3. Notes Payable and Credit Agreements

          The Company has an unsecured revolving credit facility, originated in October 2010, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to either a) LIBOR (the London Interbank Offered Rate for a one-month period) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. Payments of interest are due monthly under the terms of the credit agreement; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a quarterly fee at an annual rate of 0.5% on the average unused balance of the credit facility. The balance outstanding under the credit facility on March 31, 2011 was approximately $47.6 million, at an applicable interest rate of 5.0%. The credit facility contains representations, financial and other covenants typical for this type of commercial credit facility. The Company was in compliance with these covenants at March 31, 2011.

          On February 28, 2011, the Company entered into a mortgage loan agreement, secured by the Company’s Houston, Texas Residence Inn property, for $10.5 million. Scheduled payments of interest and principal are due monthly. The loan has a fixed annual interest rate of 5.71%, and a stated maturity of March 1,

2016, at which time the principal balance due will be approximately $9.5 million. Funds from the mortgage loan were used for general corporate purposes, including the reduction in the outstanding balance of the Company’s revolving credit facility. The Company incurred approximately $133,000 in loan origination costs related to the term loan agreement.

4. Shareholders’ Equity

          The Company’s annual distribution rate as of March 31, 2011 was $0.77 per common share. For the three months ended March 31, 2011 and 2010 the Company made distributions of $0.19 per common share, for a total of $17.7 million and $17.9 million, respectively.

          The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year; the program was initiated in 2007. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011, the Company redeemed approximately 728,000 Units in the amount of $8.0 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis; the January 2011 redemption was approximately 63% of the requested redemption amount. Since the inception of the program through March 31, 2011, the Company has redeemed approximately 7.7 million Units in the amount of $82.4 million.

          In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2011, approximately 560,000 Units, representing $6.2 million in proceeds to the Company, were issued under the plan. During the three months ended March 31, 2010, approximately 562,000 Units, representing $6.2 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2011, approximately 8.4 million Units, representing approximately $92.7 million in proceeds to the Company, have been issued.

5. Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit terms and characteristics. Market rates and credit spreads take into consideration general market conditions and maturity. As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt was $160.4 million and $162.0 million, respectively. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $148.0 million and $150.1 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6. Subsequent Events

          On April 15, 2011, the Company paid $0.064167 per common share, totaling $5.9 million, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,037 Units.

          In April 2011, under the guidelines of the Company’s Unit Redemption Program, 728,883 Units were repurchased from shareholders at a cost of $8.0 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 56% of the requested redemption amount.

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

Overview

          The Company is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The best-efforts offering was completed in July 2007. The Company owned 51 hotels as of March 31, 2011, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States since 2008, overall performance of the Company’s hotels have not met expectations since acquisition. Although slightly behind industry averages, the Company’s revenue increased in the first quarter of 2011 as compared to the first quarter of 2010 by approximately 3% and operating income was flat. There is no way to predict future general economic conditions, however the Company anticipates mid single digit percentage revenue increases for the remainder of 2011 as compared to 2010.

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

	Three months ended March 31,

(in thousands except statistical data)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change

Total revenues	$49,443	100%	$48,236	100%	3%
Hotel operating expenses	29,394	59%	28,013	58%	5%
Taxes, insurance and other expense	3,094	6%	3,324	7%	-7%
General and administrative expense	1,119	2%	1,206	3%	-7%
Depreciation	8,366		8,275		1%
Interest expense, net	2,281		1,804		26%

Average Market Yield (1)	127		127		—
Number of Hotels	51		51		—
Average Daily Rate (ADR)	$111		$110		1%
Occupancy	70%		69%		1%
RevPAR	$77		$75		3%
Total Rooms Sold (000s) (2)	400		395		1%
Total Rooms Available (000s) (3)	576		576		—

(1) Calculated from data provided by Smith Travel Research, Inc. ®. Excludes properties under renovations during the applicable periods.

(2) Represents actual number of room nights sold during the period.

(3) Represents number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2011 (all dollar amounts are in thousands):

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

Results of Operations

          As of March 31, 2011, the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from levels of 2007 and the first half of 2008. Economic conditions are showing evidence of improvement. While the Company expects 2011 revenue and operating income for the industry and the Company to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. Although slightly below overall industry averages for the first quarter of 2011, the Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2011 and 2010, the Company had total revenue of $49.4 and $48.2 million, respectively, with average occupancy of 70% and 69%, ADR of $111 and $110, and RevPAR of $77 and $75 for each period. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the slight improvement in average occupancy. In addition, also signifying a stabilizing economy, the Company experienced a modest increase in average room rates versus the same period of 2010. As reflected in the three percent increase in RevPAR during the first quarter of 2011, as compared to the first quarter of 2010, the Company believes room rate has stabilized and should continue to improve in the coming months. With demand improvement and expected rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. Although overall the Company was slightly behind the industry revenue growth rate in the first quarter of 2011 as compared to the same period in 2010, the Company does expect to approximate the industry revenue growth rate for the full year of 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first three months of 2011 and 2010 was 127. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

Expenses

          For the three month periods ended March 31, 2011 and 2010, hotel operating expenses totaled $29.4 and $28.0 million, or 59% and 58% of total revenue, respectively. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the three month periods ended March 31, 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

          Taxes, insurance, and other expense for the three months ended March 31, 2011 and 2010 were $3.1 and $3.3 million, or 6% and 7% of total revenue for the applicable periods. Decreases in these expenses for the comparable three month periods ending March 31, 2011 and 2010 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2010.

          General and administrative expense for the three months ended March 31, 2011 and 2010 were approximately $1.1 and $1.2 million. The components of general and administrative expense include advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC.

          Depreciation expense for the three months ended March 31, 2011 and 2010 was $8.4 million and $8.3 million. These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

          Interest expense, net during the three months ended March 31, 2011 and 2010 totaled $2.3 and $1.8 million, respectively. Interest expense primarily represents interest incurred on mortgage loans and interest on the Company’s credit facility. As of March 31, 2011, mortgage loans were outstanding on eleven of the Company’s hotel properties, totaling $112.8 million, and the outstanding balance of the credit facility was $47.6 million.

Liquidity and Capital Resources

          The Company’s operating cash flow from the hotel properties owned and borrowings under its $85 revolving credit facility are the Company’s principal sources of liquidity. With the availability of the Company’s credit facility, the Company generally maintains little cash on hand, accessing the credit facility as necessary. As a result, cash on hand was $0 at March 31, 2011 and December 31, 2010. The outstanding balance on the line of credit was approximately $47.6 million at March 31, 2011 and its interest rate was 5.00%. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its liquidity requirements in 2011, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service. During the first quarter of 2011, the Company obtained additional financing to increase its credit facility availability. A mortgage loan of $10.5 million was originated in February 2011 with a commercial bank, secured by the Company’s Houston, Texas Residence Inn property. The loan has a fixed annual interest rate of 5.71% and matures in March 2016. Scheduled payments of interest and principal are due monthly, with a principal balance of $9.5 million due at maturity. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company will utilize financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company was unsuccessful in the extension of debt maturing in future periods, or if it were to default on its debt, it may be unable to make distributions. The Company’s bylaws require board review and approval of any debt financing obtained by the Company.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2011 totaled $17.7 million and were paid monthly at a rate of $0.064167 per common share. For the same three month period, the Company’s cash generated from operations was approximately $8.6 million. This shortfall includes a return of capital and was funded primarily by increases in the Company’s total borrowings, including the Company’s revolving credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 2% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2011, the Company held $6.0 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements. Total capital expenditures incurred in the first three months of 2011 were approximately $1.7 million. Two major renovation projects were in progress at March 31, 2011 and are expected to be completed within the next six months. The Company anticipates total capital expenditures for 2011 to be in the range of approximately $10 million to $15 million.

          The Company’s Board of Directors has approved the Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year; the program was initiated in 2007. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011, the Company redeemed approximately 728,000 Units in the amount of $8.0 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis; the March 2011 redemption was approximately 63% of the requested redemption amount. Since the inception of the program through March 31, 2011, the Company has redeemed approximately 7.7 million Units in the amount of $82.4 million.

          In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2011, approximately 560,000 Units, representing $6.2 million in proceeds to the Company, were issued under the plan. During the three months ended March 31, 2010, approximately 562,000 Units, representing $6.2 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2011, approximately 8.4 million Units, representing approximately $92.7 million in proceeds to the Company, have been issued.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.3 million for both the three months ended March 31, 2011 and 2010.

          In addition to the fees payable to ASA, the Company reimbursed ASA or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of ASA approximately $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6. Also, as part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASA is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

           Included in other assets, net on the Company’s consolidated balance sheet, is a 26% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s ownership interest was approximately $2.1 million at March 31, 2011, and $2.0 million at December 31, 2010. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $53,000 and $119,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

Subsequent Events

          On April 15, 2011, the Company paid $0.064167 per common share, totaling $5.9 million, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of 187,037 Units.

          In April 2011, under the guidelines of the Company’s Unit Redemption Program, 728,883 Units were repurchased from shareholders at a cost of $8.0 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 56% of the requested redemption amount.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows under its variable rate revolving credit facility. The Company had an outstanding balance of approximately $47.6 million on its $85 million revolving credit facility at March 31, 2011. To the extent the Company utilizes the credit facility, the Company will be exposed to changes in short term interest rates. Based on the outstanding balances at March 31, 2011 under the variable rate credit facility, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $476,000, subject to the conditions of the interest rate floor provisions of the revolving credit facility, and with all other factors remaining the same. The Company’s cash balance at March 31, 2011 was $0.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. As of March 31, 2011, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In January 2011, the first scheduled redemption date of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 63% of the requested redemptions, or a total of $8.0 million. Although the Program allows for up to 5% of the weighted average shares to be redeemed on an annual basis, the Company plans to redeem approximately 3% of weighted average shares during 2011. See the Company’s complete Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2011 (no redemptions occurred in February and March 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

January 2011	728,135	$10.99	7,690,534	(1)

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

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2011

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)