Form 10-Q
period 2011-06-30
Apple REIT Seven, Inc.
filed 2011-08-12
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-52585

Apple REIT Seven, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20-2879175
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Number of registrant’s common shares outstanding as of August 1, 2011: 91,122,590

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

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $131,247 and $114,097, respectively	$858,370	$872,169
Restricted cash-furniture, fixtures and other escrows	7,955	7,733
Due from third party managers, net	10,859	5,829
Other assets, net	6,207	6,236

TOTAL ASSETS	$883,391	$891,967

LIABILITIES
Credit facility	$53,000	$44,900
Mortgage debt	111,922	103,117
Accounts payable and accrued expenses	11,141	10,650

TOTAL LIABILITIES	176,063	158,667

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 91,686,039 and 92,027,980 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,686,039 and 92,027,980 shares, respectively	906,861	910,484
Distributions greater than net income	(199,557)	(177,208)

TOTAL SHAREHOLDERS’ EQUITY	707,328	733,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$883,391	$891,967

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Room revenue	$49,633	$47,441	$94,338	$90,989
Other revenue	5,279	4,822	10,017	9,510

Total revenue	54,912	52,263	104,355	100,499

Expenses:
Operating expense	14,428	13,355	28,063	26,122
Hotel administrative expense	4,133	3,798	8,012	7,553
Sales and marketing	4,160	3,968	7,962	7,589
Utilities	2,171	2,017	4,288	4,155
Repair and maintenance	2,306	2,312	4,557	4,517
Franchise fees	2,248	2,116	4,308	4,098
Management fees	1,829	1,848	3,479	3,393
Taxes, insurance and other	3,166	3,306	6,260	6,630
General and administrative	1,395	1,488	2,514	2,694
Depreciation expense	8,784	8,277	17,150	16,552

Total expenses	44,620	42,485	86,593	83,303

Operating income	10,292	9,778	17,762	17,196

Interest expense, net	2,547	1,868	4,828	3,672

Net income	$7,745	$7,910	$12,934	$13,524

Basic and diluted net income per common share	$0.08	$0.09	$0.14	$0.15

Weighted average common shares outstanding - basic and diluted	91,569	92,882	91,666	93,039

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income	$12,934	$13,524
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,150	16,552
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	306	51
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,030)	(4,663)
Increase in other assets	(236)	(322)
Increase in accounts payable and accrued expenses	130	176

Net cash provided by operating activities	25,254	25,318
Cash flows from investing activities:
Capital improvements	(3,091)	(1,858)
Net decrease (increase) in cash restricted for property improvements	(214)	2,300

Net cash provided by (used in) investing activities	(3,305)	442
Cash flows from financing activities:
Payments of mortgage debt	(1,397)	(1,268)
Proceeds from mortgage debt	10,500	0
Net proceeds from current credit facility	8,100	0
Net proceeds from extinguished credit facility	0	16,995
Payment of financing costs related to borrowings	(135)	(10)
Redemptions of Units	(16,000)	(18,119)
Net proceeds related to issuance of Units	12,266	12,464
Distributions paid to common shareholders	(35,283)	(35,822)

Net cash used in financing activities	(21,949)	(25,760)
Net change in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Apple REIT Seven, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

     Organization

          Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. As of June 30, 2011, the Company owned 51 hotels. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

     Significant Accounting Policies

     Use of Estimates

          The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2011 and 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3. Credit Facility and Mortgage Debt

          The Company has an unsecured revolving credit facility, originated in October 2010, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to either a) LIBOR (the London Interbank Offered Rate for a one-month period) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. Payments of interest are due monthly under the terms of the credit agreement; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a quarterly fee at an annual rate of 0.5% on the average unused balance of the credit facility. The balance outstanding under the credit facility as of June 30, 2011 and December 31, 2010 was approximately $53.0 million and $44.9 million, both at an applicable interest rate of 5.0%. The credit facility contains representations, financial and other covenants typical for this type of commercial credit facility. The Company was in compliance with these covenants at June 30, 2011.

          On February 28, 2011, the Company entered into a mortgage loan agreement, secured by the Company’s Houston, Texas Residence Inn property, for $10.5 million. Scheduled payments of interest and principal are due monthly. The loan has a fixed annual interest rate of 5.71%, and a stated maturity of March 1, 2016, at which time the principal balance due will be approximately $9.5 million. Funds from the mortgage loan were used for general corporate purposes, including the reduction in the outstanding balance of the Company’s revolving credit facility. The Company incurred approximately $135,000 in loan origination costs related to the term loan agreement.

4. Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates and credit spreads take into consideration general market conditions and maturity. As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt was $164.9 million and $169.7 million, respectively. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $148.0 million and $150.1 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both the six months ended June 30, 2011 and 2010.

          In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A7A approximately $0.9 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A8A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Eight, Inc., Apple

REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual cost of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the individual and/or his or her supervisor of the time devoted by the individual to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $2.0 million at June 30, 2011 and December 31, 2010. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $98,000 and $231,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

6. Shareholders’ Equity

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million. During the six months ended June 30, 2010, the Company redeemed approximately 1.7 million Units in the amount of $18.1 million. Since the inception of the program through June 30, 2011, the Company has redeemed approximately 8.4 million Units in the amount of $90.4 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis; the first quarter 2011 redemption was approximately 63% of the requested redemption amount, and the second quarter 2011 redemption was approximately 56% of the requested redemption amount. Prior to 2011 the Company had redeemed 100% of redemption requests.

          In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the six months ended June 30, 2011, approximately 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan. During the six months ended June 30, 2010, approximately 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2011, approximately 9.0 million Units, representing $98.8 million in proceeds to the Company, have been issued.

          The Company’s annual distribution rate as of June 30, 2011 was $0.77 per common share, payable monthly. For the three months ended June 30, 2011 and 2010, the Company made distributions of $0.193 per common share for a total of $17.6 million and $17.9 million. For the six months ended June 30, 2011 and 2010, the Company made distributions of $0.385 per common share, for a total of $35.3 million and $35.8 million, respectively.

7. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc., the Company, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT Companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc. and Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

8. Subsequent Events

          On July 15, 2011, the Company paid $0.064167 per common share, totaling $5.9 million, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $1.9 million were reinvested, resulting in the issuance of 169,000 Units.

          In July 2011, the Company redeemed 732,000 Units in the amount of $8.0 million under the guidelines of its Unit Redemption Program. As contemplated in the program, the Company redeemed Units on a pro-rata basis whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 13% of the requested redemption amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in economic cycles; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

          Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed and initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owns 51 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006.

          Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States since 2008, overall performance of the Company’s hotels have not met expectations since acquisition. It is anticipated the properties’ financial performance will be below pre-recession levels until general economic conditions return to pre-recessionary levels. Although slightly behind industry averages, the Company’s revenue increased in the first six months of 2011 as compared to the first six months of 2010 by approximately 4% and operating income increased 3%. While there is no way to predict future general economic conditions, the Company anticipates mid single digit percentage revenue increases for the remainder of 2011 as compared to 2010.

          In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and Market Yield, which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

	Three months ended June 30,					Six months ended June 30,

(in thousands except statistical data)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change

Total revenue	$54,912	100%	$52,263	100%	5%	$104,355	100%	$100,499	100%	4%
Hotel operating expenses	31,275	57%	29,414	56%	6%	60,669	58%	57,427	57%	6%
Taxes, insurance and other expense	3,166	6%	3,306	6%	-4%	6,260	6%	6,630	7%	-6%
General and administrative expense	1,395	3%	1,488	3%	-6%	2,514	2%	2,694	3%	-7%

Depreciation	8,784		8,277		6%	17,150		16,552		4%
Interest expense, net	2,547		1,868		36%	4,828		3,672		31%

Number of hotels	51		51		—	51		51		—
Average Market Yield (1)	126		125		1%	127		125		2%
ADR	$111		$109		2%	$111		$110		1%
Occupancy	76%		74%		3%	73%		71%		3%
RevPAR	$85		$81		5%	$81		$78		4%
Total rooms sold (2)	444,591		430,027		3%	844,755		824,602		2%

Total rooms available (3)	581,504		581,504		—	1,157,096		1,157,096		—

(1) Calculated from data provided by Smith Travel Research, Inc. ®. Excludes properties under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc., the Company, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT Companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc. and Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

Hotels Owned

          The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2011. All dollar amounts are in thousands.

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

Results of Operations

          As of June 30, 2011, the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from levels of 2007 and the first half of 2008. Economic conditions have shown evidence of improvement in 2011. While the Company expects 2011 revenue and operating income for the industry and the Company to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. Although slightly below overall industry averages for the first six months of 2011, the Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2011 and 2010, the Company had total revenue of $54.9 million and $52.3 million, respectively, with average occupancy of 76% and 74%, ADR of $111 and $109, and RevPAR of $85 and $81 for each period. For the six months ended June 30, 2011 and 2010, the Company had total revenue of $104.4 million and $100.5 million, respectively, with average occupancy of 73% and 71%, ADR of $111 and $110, and RevPAR of $81 and $78 for each period. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the beginning of 2010 and continuing into 2011, the Company has experienced an increase in demand, as demonstrated by the improvement in average occupancy. In addition, also signifying a stabilizing economy, the Company experienced a modest increase in average room rates versus the same period of 2010. As reflected in the 5% and 4% increase in RevPAR during the second quarter and first half of 2011 as compared to the same period in 2010, the Company believes room rate has stabilized and should continue to improve in the coming months. With demand improvement and continued rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. Although overall the Company was slightly behind the industry revenue growth rate in the first six months of 2011 as compared to the same period of 2010, the Company does expect to approximate the industry revenue growth rate for the full year of 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2011 and 2010 was 127 and 125, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

Expenses

          For the three month periods ended June 30, 2011 and 2010, hotel operating expenses totaled $31.3 million and $29.4 million, or 57% and 56% of total revenue, respectively. Hotel operating expenses totaled $60.7 million and $57.4 million for the six month periods ended June 30, 2011 and 2010, representing 58% and 57% of total revenue for each respective period. Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the three and six month periods ended June 30, 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Other hotel operating expenses, including certain employee benefit costs and restaurant-related food and beverage costs, have experienced price increases in the first six months of 2011, impacting the Company’s overall efforts to reduce hotel operating expenses as a percentage of total revenue. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to aggressively limit or reduce operating costs while maintaining quality and service levels at each property.

          Taxes, insurance and other expense for the three months ended June 30, 2011 and 2010 were $3.2 million and $3.3 million, or 6% of total revenue for the applicable periods. For the six months ended June 30, 2011 and 2010, taxes, insurance and other expense totaled $6.3 million and $6.6 million, or 6% and 7% of total revenue for the applicable periods. Decreases in these expenses for the comparable three and six month periods ending June 30, 2011 and 2010 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2010.

          General and administrative expense for the three months ended June 30, 2011 and 2010 were approximately $1.4 million and $1.5 million, respectively, and $2.5 million and $2.7 million for the six months ended June 30, 2011 and 2010. The components of general and administrative expense include advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its equity investment in Apple Air Holding, LLC. The Company has incurred approximately $400,000 in legal costs in 2011, an increase over prior years due to the legal and related matters discussed above and continued costs related to responding to Securities and Exchange Commission inquiries, and anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Depreciation expense for the three months ended June 30, 2011 and 2010 was $8.8 million and $8.3 million. For the six months ended June 30, 2011 and 2010, depreciation expense totaled $17.2 million and $16.6 million. These amounts represent depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

          Interest expense, net during the three months ended June 30, 2011 and 2010 totaled $2.5 million and $1.9 million, respectively, and $4.8 million and $3.7 million for the six months ended June 30, 2011 and 2010. Interest expense primarily represents interest incurred on mortgage loans and interest on the Company’s credit facility. As of June 30, 2011, mortgage loans were outstanding on 11 of the Company’s hotel properties, totaling $111.9 million, and the outstanding balance of the credit facility was $53.0 million.

Liquidity and Capital Resources

          The Company’s operating cash flow from the hotel properties owned and borrowings under its $85 revolving credit facility are the Company’s principal sources of liquidity. With the availability of the Company’s credit facility, the Company generally maintains little cash on hand, accessing the credit facility as necessary. As a result, cash on hand was $0 at June 30, 2011. The outstanding balance on the facility was approximately $53.0 million at June 30, 2011 and its interest rate was 5.00%. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its liquidity requirements in 2011, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company will attempt if necessary to utilize additional financing to achieve this objective. During the first quarter of 2011, the Company obtained additional financing to increase its credit facility availability. A mortgage loan of $10.5 million was originated in February 2011 with a commercial bank, secured by the Company’s Houston, Texas Residence Inn property. The loan has a fixed annual interest rate of 5.71% and matures in March 2016. Scheduled payments of interest and principal are due monthly, with a principal balance of $9.5 million due at maturity. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company was unsuccessful in the extension of debt maturing in future periods, or if it were to default on its debt, it may be unable to make distributions.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2011 totaled $35.3 million and were paid monthly at a rate of $0.064167 per common share. For the same six month period, the Company’s cash generated from operations was approximately $25.3 million. This shortfall includes a return of capital and was funded primarily by increases in the Company’s total borrowings, including the Company’s credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2011, the Company held $6.5 million in restricted cash accounts for capital improvement purposes as required by certain loan or hotel management agreements. Total capital expenditures incurred in the first six months of 2011 were approximately $3.4 million. The Company anticipates total capital expenditures for 2011 to be approximately $10 million.

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million. During the six months ended June 30, 2010, the Company redeemed 1.7 million Units in the amount of $18.1 million. Since the inception of the program through June 30, 2011, the Company has redeemed approximately 8.4 million Units in the amount of $90.4 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis; the first quarter 2011 redemption was approximately 63% of the requested redemption amount, and the second quarter 2011 redemption was approximately 56% of the requested redemption amount. Prior to 2011 the Company had redeemed 100% of redemption requests.

          In 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the Plan. During the six months ended June 30, 2011, approximately 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan. During the six months ended June 30, 2010, approximately 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2011, approximately 9.0 million Units, representing $98.8 million in proceeds to the Company, have been issued.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if the transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”), pursuant to which A7A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both the six months ended June 30, 2011 and 2010.

      In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A7A approximately $0.9 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A8A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual cost of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the individual and/or his or her supervisor of the time devoted by the individual to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          A7A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $2.0 million at June 30, 2011 and December 31, 2010. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $98,000 and $231,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

Impact of Inflation

          Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

          Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

          The hotel industry historically has been seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available credit to make distributions.

Subsequent Events

          On July 15, 2011, the Company paid $0.064167 per common share, totaling $5.9 million, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, $1.9 million were reinvested, resulting in the issuance of 169,000 Units.

          In July 2011, the Company redeemed 732,000 Units in the amount of $8.0 million under the guidelines of its Unit Redemption Program. As contemplated in the program, the Company redeemed Units on a pro-rata basis whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 13% of the requested redemption amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows under its credit facility. The Company had an outstanding balance of approximately $53.0 million on its $85 million credit facility at June 30, 2011. To the extent the Company utilizes the credit facility, the Company will be exposed to changes in short term interest rates. Based on the outstanding balances at June 30, 2011 under the credit facility, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $530,000, subject to the conditions of the interest rate floor provisions of the credit facility, and with all other factors remaining the same. The Company’s cash balance at June 30, 2011 was $0.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

          The term the “Apple REIT Companies” means Apple REIT Six, Inc., the Company, Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT Companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

Item 1A.  Risk Factors

          The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2010 Annual Report and below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2010 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could suffer. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

          The Company is subject to securities class action lawsuits and governmental regulatory oversight, which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

          As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to a securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

          The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company. For more information about the Company’s legal proceedings, see "Legal Proceedings."

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. As of June 30, 2011, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the first six months of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 60% of the requested redemptions, or a total of $16.0 million. Prior to 2011 the Company had redeemed 100% of requested redemptions. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2011 (no redemptions occurred in May and June 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2011	728,883	$10.98	8,419,417	(1)

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

101

The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 12, 2011

Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 12, 2011

Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)