Form 10-K
period 2011-12-31
Apple REIT Seven, Inc.
filed 2012-03-12
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52585

APPLE REIT SEVEN, INC.
(Exact name of registrant as specified in its charter)

Virginia (State of Organization)	20-2879175 (I.R.S. Employer Identification Number)

814 East Main Street Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Seven, Inc.’s common equity last sold, which was $11, on June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,008,141,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2012 was 90,910,728.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 17, 2012.

APPLE REIT SEVEN, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn ® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Seven, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

Apple REIT Seven, Inc. is a Virginia corporation formed in May 2005 to invest in hotels and other selected real estate. Initial capitalization occurred on May 26, 2005, with its first investor closing under its best efforts offering on March 15, 2006. The Company acquired its first property on April 27, 2006. As of December 31, 2011, the Company owned 51 hotel properties operating in eighteen states. The best efforts offering was completed in July 2007.

The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Dimension Development Company (“Dimension”), or Inn Ventures, Inc. (“Inn Ventures”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitseven.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

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

Financing

The Company has ten secured notes payable, nine that were assumed with the acquisition of the hotels and one that was entered into in February 2011. These notes have a total outstanding balance of $108.8 million at December 31, 2011, maturity dates ranging from January 2013 to June 2016, and interest rates ranging from 5.71% to 6.95%. The Company also has an unsecured syndicated revolving credit facility, originated in October 2010, for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million. The credit facility, which matures in October 2012, had an outstanding balance at December 31, 2011 of $64.7 million. The applicable interest rate under the credit facility is, at the Company’s option, equal to a) LIBOR (London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The effective interest rate for borrowings under the credit facility at December 31, 2011 was 5.0%. Payments of interest only are due monthly under the terms of the credit facility; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a fee at an annual rate of 0.5% on the average unused balance of the credit facility. The Company anticipates that cash flow from operations and the credit facility, and other credit availability, will be adequate to meet its liquidity requirements in 2012, including required distributions to shareholders to maintain its REIT status, planned Unit redemptions, capital expenditures and debt service. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should financial results of the Company not be adequate to meet planned distributions, the Company may utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company was unsuccessful in extending its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions. The Company’s bylaws require board review and approval of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity, and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market, and nationally, impact the performance of the hotel industry.

Hotel Operating Performance

At December 31, 2011, the Company owned seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inns, four SpringHill Suites, four TownePlace Suites, three Hampton Inn hotels, and one full-service Marriott hotel. They are located in eighteen states and, in aggregate, consist of 6,426 rooms. The Company’s portfolio of hotels is unchanged from December 31, 2010.

Room revenue for these hotels totaled $188.7 million for the year ended December 31, 2011, and the hotels achieved average occupancy of 73%, ADR of $110 and RevPAR of $80. Room revenue for the year ended December 31, 2010 totaled $181.2 million, and the Company’s hotels achieved average occupancy of 71%, ADR of $108 and RevPAR of $77. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Over the past two years the Company has experienced an increase in demand compared to 2009, as shown by the improved occupancy rates. With expected demand improvement and room rate improvement, the Company and industry anticipate percentage revenue growth in 2012 in the mid single digits as compared to 2011. While 2011 and 2010 results reflect the impact of weaker levels of economic activity than before the recession of 2008 and 2009, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2011 and 2010 was 127 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation). Market Yield is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world. See the Company’s complete financial statements in Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Hilton, Western, LBA, Dimension, White, or Inn Ventures. The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $6.9 million, $6.6 million and $6.1 million, respectively, in management fees.

Western, LBA, White, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $8.6 million, $8.2 million and $7.8 million, respectively, in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2011 and 2010, the Company’s capital expenditures were approximately $8.4 million and $3.1 million, respectively.

Employees

The Company does not have any employees. During 2011, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, Apple Seven Advisors, Inc. (“A7A”) to provide management of the Company and its assets. Since October 2007, A7A has utilized Apple REIT Six, Inc. to provide corporate and strategic support and management services for the Company.

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

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2011. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. ASRG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2011, 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A7A to provide management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A. AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.9 million and $2.0 million at December 31, 2011 and 2010, respectively. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011, 2010 and 2009, the Company recorded a loss of approximately $0.2 million, $0.9 million and $0.5 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Statements of Operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Item 1A. Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations. You should consider, in addition to the other information contained in this report, the risks described below.

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

General Economic Conditions

Changes in general, local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the operating results and the value of properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Slowdown in the Lodging Industry

The United States continues to be in a post-recessionary low-growth environment, which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in both 2010 and 2011. As a result, the Company and the industry continue to experience reduced revenue as compared to pre-recessionary periods. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Such an economic outcome could also negatively impact the Company’s future growth prospects and results of operations.

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

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

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

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation; as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities.

Debt Terms

The line of credit entered into in October 2010 contains financial covenants that could require the loans to be prepaid prior to maturity or restrict the amount and timing of distributions to shareholders. The covenants include a minimum net worth, debt service coverage and fixed charge coverage ratio.

Securities Class Action Lawsuits and Governmental Regulatory Oversight

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel mangers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, the Company owned 51 hotels with an aggregate of 6,426 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Homewood Suites	12	1,374
Courtyard	10	1,257
Residence Inn	7	923
Hilton Garden Inn	7	892
SpringHill Suites	4	593
TownePlace Suites	4	401
Hampton Inn	3	355
Fairfield Inn	3	221
Marriott	1	410

Total	51	6,426

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land(1)	Bldg./ FF&E/Other
Montgomery	AL	Homewood Suites	$—	$972	$10,038	$408	$11,418	$(1,918)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	761	9,964	599	11,324	(1,915)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	497	5,872	177	6,546	(1,160)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	639	9,883	1,497	12,019	(2,385)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	736	9,891	199	10,826	(1,882)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,086	10,895	203	12,184	(2,042)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,163	8,414	73	9,650	(1,420)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	564	4,249	178	4,991	(651)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,082	8,750	21	9,853	(1,302)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	800	8,388	15	9,203	(1,202)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	—	816	9,102	5	9,923	(1,325)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	—	995	15,963	7	16,965	(2,203)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	—	5,009	30,357	950	36,316	(5,727)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,658	32,282	493	37,433	(5,136)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,501	21,444	97	26,042	(3,147)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	14,053	7,334	26,235	592	34,161	(3,730)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,683	37,949	2,759	46,391	(5,698)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	10,883	2,339	17,339	777	20,455	(2,585)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,510	18,553	130	21,193	(2,947)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,778	12,284	733	14,795	(2,418)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	8,687	3,206	22,161	2,197	27,564	(4,107)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,099	904	6,208	247	7,359	(930)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	3,734	1,549	8,844	528	10,921	(1,318)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	—	—	15,463	135	15,598	(1,910)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	—	—	7,620	128	7,748	(1,108)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	48	10,163	(1,660)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	—	1,188	8,758	16	9,962	(1,230)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	—	—	8,643	13	8,656	(1,244)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	—	2,015	19,589	481	22,085	(3,253)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	15,307	4,579	39,507	1,544	45,630	(6,250)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	873	8,918	91	9,882	(1,612)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,470	332	4,932	1,273	6,537	(1,314)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	11,258	2,731	19,498	3,895	26,124	(4,108)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,607	11,375	2,028	16,010	(2,541)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,665	16,481	2,216	22,362	(3,196)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,153	24,428	2,102	29,683	(3,902)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	551	6,822	238	7,611	(1,321)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,712	9,757	2,312	13,781	(2,402)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	10,363	1,093	13,054	234	14,381	(2,674)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,131	7,743	71	8,945	(1,441)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	498	7,578	162	8,238	(1,496)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	700	11,525	13	12,238	(1,770)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,312	1,620	14,477	(1,894)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,126	13,093	2	14,221	(1,937)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	—	1,169	14,656	56	15,881	(2,000)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	4,938	1,352	10,394	2,912	14,658	(2,601)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,832	4,400	41,242	(5,459)	1987	Jul-07	3 - 39 yrs.	178
Richmond	VA	Marriott	23,054	—	59,614	15,390	75,004	(14,148)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	—	—	60,489	6,832	67,321	(12,383)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,310	15,126	38	16,474	(2,512)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,507	28,507	176	32,190	(3,743)	2006	Oct-07	3 - 39 yrs.	150

			$108,846	$90,429	$842,894	$61,311	$994,634	$(148,257)				6,426

(1)	Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.

Investment in hotels at December 31, 2011, consisted of the following (in thousands):

Land	$90,429
Building and Improvements	832,798
Furniture, Fixtures and Equipment	68,585
Franchise Fees	2,822

994,634
Less Accumulated Depreciation	(148,257)

Investments in Real Estate, net	$846,377

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit but was later dismissed from that action in October 2011.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of the Company and Apple REIT Six, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Six, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc. The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Six, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws. Counsel for the plaintiff in Laurie Brody v. David Lerner Associates, Inc., et al. has consented to consolidating this case into the In re Apple REITs Litigation.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2011, there were 91,109,651 Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The Company is currently selling shares to its existing shareholders at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2011, the Units were held by approximately 20,100 beneficial shareholders. In 2011 there were two tender offers made for the Units of the Company by the same bidders. In July 2011, the bidders announced that they acquired 23,602 Units for $3 per Unit. In December 2011, the bidders announced that they acquired an additional 25,989 Units for $4 per Unit. The total Units acquired by these tender offers were 49,591, or approximately 0.05% of the Company’s outstanding Units. The weighted average price paid for shares through the tender offer and the Company’s Unit Redemption Program in 2011 was $10.85. In February 2012, the bidders made another tender offer for $5 per Unit. The offer expires in April 2012.

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2011, approximately 9.9 million Units, representing $108.5 million in proceeds to the Company, have been issued under the plan since inception. As of December 31, 2011 and 2010, the Company had approximately 22.8 million and 31.8 million Units participating in the Dividend Reinvestment Plan. Since there continues to be demand for the Units at $11 per Unit, the Company’s Board of Directors does not believe the offering price under the Dividend Reinvestment Plan should be changed at this time. However, the Board of Directors could change the price as it determines appropriate.

Unit Redemption Program

Effective in April 2007 the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. As of December 31, 2011, the maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has limited, and will continue to limit, the amount of redemptions as it deems prudent.

Since inception of the program through December 31, 2011, the Company has redeemed approximately 9.9 million Units representing $106.4 million. During the year ended December 31, 2011, the Company redeemed approximately 2.9 million Units in the amount of $32.0 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13% and 6% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011, respectively, leaving approximately 10.6 million Units requested but not redeemed as of the last scheduled redemption date in 2011 (October 2011). Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make distributions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009 included in the Company’s audited financial statements in Item 8 of the Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2011 (no redemptions occurred in November and December):

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2011	727,980	$10.97	727,980	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited, as of December 31, 2011, to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

Series B Convertible Preferred Shares

In May 2005 the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc., or if the Company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions totaled $70.4 million in 2011, $71.3 million in 2010, and $75.4 million in 2009. Distributions from May 2009 through December 2011 were paid monthly at a rate of $0.064167 per common share. Prior to the May 2009 distribution, distributions were paid monthly at a rate of $0.073334 per common share. The timing and amount of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement can potentially limit distributions to $84 million annually, subject to operational results, unless the Company is required to distribute more to meet REIT requirements.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2011, options to purchase 367,698 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	367,698	$11.00	1,231,847
Incentive Plan	—	$—	4,029,318

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
(in thousands except per share and statistical data)
Revenues:
Room revenue	$188,652	$181,161	$174,042	$195,414	$129,467
Other revenue	20,227	19,370	17,673	18,877	9,097

Total revenue	208,879	200,531	191,715	214,291	138,564
Expenses:
Hotel operating expenses	122,148	116,895	113,968	124,588	76,944
Taxes, insurance and other	12,552	12,229	13,717	13,559	8,571
General and administrative	5,031	5,177	4,600	5,881	3,823
Depreciation	34,160	33,174	32,425	28,434	16,990
Debt extinguishment costs	—	—	—	—	1,391
Gain from settlement of contingency	—	(3,099)	—	—	—
Interest and other expenses, net	9,975	7,837	6,292	3,766	(2,388)

Total expenses	183,866	172,213	171,002	176,228	105,331

Net income	$25,013	$28,318	$20,713	$38,063	$33,233

Per Share
Net income per common share	$0.27	$0.31	$0.22	$0.41	$0.47
Distributions paid to common shareholders per share	$0.77	$0.77	$0.81	$0.88	$0.88
Weighted-average common shares outstanding—basic and diluted	91,435	92,627	93,472	92,637	70,763

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$—	$—	$20,609	$142,437
Investment in real estate, net	$846,377	$872,169	$902,293	$920,688	$786,765
Total assets	$865,141	$891,967	$923,887	$967,844	$961,248
Notes payable	$174,847	$148,017	$117,787	$109,275	$84,705
Shareholders’ equity	$677,980	$733,300	$792,257	$845,753	$868,531
Net book value per share	$7.44	$7.97	$8.47	$9.04	$9.47

Other Data
Cash flow from:
Operating activities	$60,035	$59,915	$55,460	$69,025	$49,957
Investing activities	$(6,882)	$(2,310)	$(10,926)	$(127,519)	$(394,301)
Financing activities	$(53,153)	$(57,605)	$(65,143)	$(63,334)	$442,177
Number of hotels owned at end of period	51	51	51	51	44
Average Daily Rate (ADR)(a)	$110	$108	$111	$120	$120
Occupancy	73%	71%	67%	71%	74%
Revenue Per Available Room (RevPAR)(b)	$80	$77	$74	$86	$88
Total Rooms Sold(c)	1,707,819	1,671,174	1,568,916	1,623,062	1,079,614
Total Rooms Available(d)	2,346,432	2,346,432	2,345,356	2,272,353	1,468,621

Funds From Operations Calculation(e)
Net income	$25,013	$28,318	$20,713	$38,063	$33,233
Depreciation of real estate owned	34,160	33,174	32,425	28,434	16,990

Funds from operations	59,173	61,492	53,138	66,497	50,223
Gain from settlement of contingency	—	(3,099)	—	—	—

Modified Funds from operations	$59,173	$58,393	$53,138	$66,497	$50,223

(a)	Total room revenue divided by number of rooms sold.

(b)	ADR multiplied by occupancy percentage.

(c)	Represents actual number of room nights sold during period.

(d)	Represents number of rooms owned by the Company multiplied by the number of nights in the period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company owned 51 hotels as of December 31, 2011, located within different markets in the United States. The Company’s first hotel was acquired on April 27, 2006 and the last hotel was purchased in September 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations. Although there is no way to predict future general economic conditions, the hotel industry and the Company’s revenues have shown evidence of improvement in 2011 and the Company anticipates mid single digit percentage increases for 2012 as compared to 2011. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

As noted above, the Company owned 51 hotel properties at December 31, 2011 (consisting of 6,426 total rooms). The following is a summary of results for the years ended December 31, 2011 and 2010:

(in thousands except statistical data)	Year ended December 31, 2011	Percent of Revenue	Year ended December 31, 2010	Percent of Revenue	Percent Change
Total revenues	$208,879	100%	$200,531	100%	4%
Hotel operating expenses	122,148	58%	116,895	58%	4%
Taxes, insurance and other expense	12,552	6%	12,229	6%	3%
General and administrative expense	5,031	2%	5,177	3%	-3%
Depreciation	34,160		33,174		3%
Interest expense, net	9,975		7,837		27%
Number of Hotels	51		51		0%
Average Market Yield(1)	127		126		1%
ADR	$110		$108		2%
Occupancy	73%		71%		3%
RevPAR	$80		$77		4%

(1)	Calculated from data provided by Smith Travel Research, Inc.® Excludes properties under renovations during the applicable periods.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit but was later dismissed from that action in October 2011.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of the Company and Apple REIT Six, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Six, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc. The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Six, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws. Counsel for the plaintiff in Laurie Brody v. David Lerner Associates, Inc., et al. has consented to consolidating this case into the In re Apple REITs Litigation.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

As of December 31, 2011, the Company owned 51 hotels, with a total of 6,426 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	$10,185
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	10,660
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	178	36,997
Richmond	VA	Marriott	White	1/25/08	410	53,300
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988

					6,426	$901,594

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), Dimension Development Company (“Dimension”), White Lodging Services Corporation (“White”), or Inn Ventures, Inc. (“Inn Ventures”). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009 the Company incurred approximately $6.9 million, $6.6 million and $6.1 million, respectively, in management fees.

Western, LBA, White, Dimension and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009 the Company incurred approximately $8.6 million, $8.2 million and $7.8 million, respectively, in franchise fees.

Results of Operations for Years 2011 and 2010

As of December 31, 2011 the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since December 31, 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 as compared to 2010. Although the Company expects continued improvement in 2012, it is not anticipated that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the years ended December 31, 2011 and 2010, the Company had total revenue of $208.9 million and $200.5 million, respectively. For the year ended December 31, 2011, the hotels achieved combined average occupancy of approximately 73%, ADR of $110 and RevPAR of $80. For the year ended December 31, 2010, the hotels achieved combined average occupancy of approximately 71%, ADR of $108 and RevPAR of $77. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy of 3% in 2011 as compared to 2010 and an increase of 9% from 2009’s low. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 2% during 2011 as compared to the prior year. With demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011 for comparable hotels. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for 2011 and 2010 was 127 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2011 and 2010, hotel operating expenses totaled $122.1 million and $116.9 million, respectively, representing 58% of total revenue for 2011 and 2010. Hotel operational expenses for 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging and relatively flat to low-growth economic environment during 2011. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing relative to revenue increases in certain labor costs, hotel supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses for the period ended December 31, 2011 and 2010 were $12.6 and $12.2 million, or 6% of total revenue for each respective period. Taxes will likely increase if the economy continues to improve and localities reassess property values accordingly. Also, 2012 insurance rates have increased due to property and casualty carriers’ losses worldwide in the past year.

General and administrative expense for the years ended December 31, 2011 and 2010 was $5.0 and $5.2 million, or 2% and 3% of total revenue for each respective period. The components of general and administrative expense include advisory fees, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC. The Company has incurred approximately $900,000 in legal costs in 2011, an increase over prior years due to the legal and related matters discussed above and continued costs related to responding to Securities and Exchange Commission inquiries. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2012. Also during the fourth quarter of 2011 the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Total costs incurred were approximately $90,000. These costs will increase in 2012 if a transaction is pursued.

Depreciation expense for the years ended December 31, 2011 and 2010 was $34.2 and $33.2 million, respectively. Depreciation expense represents the expense of the Company’s hotels and related personal property (furniture, fixtures and equipment) for their respective periods owned.

Interest expense, net of interest income, for the twelve month periods ended December 31, 2011 and 2010 was $10.0 million and $7.8 million, respectively. Interest expense primarily arose from mortgage debt outstanding on 11 of the Company’s hotel properties, in addition to interest on borrowings under the Company’s unsecured credit facility during 2011 and 2010. As of December 31, 2011, the Company had mortgage debt outstanding of $108.8 million, representing mortgage loans outstanding on 11 of the Company’s 51 hotel properties, including one loan originated in February 2011 for $10.5 million and loans secured by ten properties assumed prior to 2010. The Company also had borrowings outstanding of $64.7 million at December 31, 2011 under its unsecured revolving credit facility. At December 31, 2010 the Company had mortgage debt outstanding of $101.2 million, representing loans outstanding on ten properties, and unsecured credit facility borrowings outstanding of $44.9 million. The increase from prior year levels of outstanding secured and unsecured borrowings at December 31, 2011, and the related increase in interest expense for 2011 in comparison to 2010, arises from the Company’s increased use of secured and unsecured borrowings to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a recessionary to low-growth economic period.

Results of Operations for Years 2010 and 2009

Revenues

For the year ended December 31, 2010, the Company had total revenue of $200.5 million. For the year ended December 31, 2010, the hotels achieved average occupancy of 71%, ADR of $108 and RevPAR of $77. For the year ended December 31, 2009, the Company had total revenue of $191.7 million. The hotels achieved average occupancy during the year ended December 31, 2009 of 67%, ADR of $111 and RevPAR of $74. These rates were consistent with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located. In 2010 the Company experienced an increase in demand, as shown by the improved occupancy rates in comparison to 2009. In addition to a stabilizing economy, this improvement was a result of reduced room rates as reflected in the ADR decline in 2010 from comparable 2009 results.

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

Interest expense, net of interest income, for the twelve month periods ended December 31, 2010 and 2009 was $7.8 million and $6.3 million, respectively. Interest expense primarily arose from mortgage debt assumed with the acquisition of ten of the Company’s hotels, in addition to interest on borrowings under the Company’s unsecured credit facilities during 2010 and 2009. As of December 31, 2010, the Company had mortgage debt outstanding of $101.2 million, representing mortgage loans outstanding on ten of the Company’s 51 hotel properties. The Company also had borrowings outstanding of $44.9 million at December 31, 2010 under its unsecured revolving credit facility. At December 31, 2009 the Company had unsecured credit facility borrowings outstanding of $11.5 million. The increase from prior year levels of outstanding unsecured borrowings at December 31, 2010, and the related increase in interest expense for 2010 in comparison to 2009, arises from the Company’s increased use of unsecured borrowings to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a recessionary to low-growth economic period. Interest expense for 2009 was net of capitalized interest of approximately $0.4 million associated with several significant capital renovations; interest capitalized during 2010 was not significant.

Gain from settlement of contingency

The Company recorded other income of $3.1 million in November 2010 arising from the de-recognition of a liability for taxes, previously assessed by the Broad Street Community Development Authority of Richmond, VA (“CDA”). Upon the Company’s purchase in January 2008 of the full service Marriott hotel in Richmond, VA (“MRV”), the Company assumed all remaining obligations of the MRV under a multi-year minimum tax assessment on hotels operating within the CDA’s jurisdiction. The MRV was obligated for minimum annual tax payments to the CDA of $257,000, which related to the 2003 issuance by the CDA of tax-exempt revenue bonds with maturities extending through 2033. Annual tax payments to the CDA were effective through the earlier of a) a period extending through 2033, or b) payment or defeasance in full of all applicable CDA revenue bonds. In November 2010, the CDA provided for the defeasance or redemption of all applicable CDA revenue bonds. Accordingly, the CDA announced that assessments and collections of the prior tax have ceased as of November 2010. The Company’s net present value of the previously required minimum annual tax assessments, originally projected to extend through 2033, was $3.1 million at the date of the CDA’s bond defeasance and redemption in November 2010. The impact of the de-recognition of the liability to the Company’s net income per common share (basic and diluted) was $0.03, recorded in the fourth quarter of 2010. The de-recognition was a non-cash transaction and had no impact on the Company’s net cash provided by operating activities for the year ended December 31, 2010.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2011. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. ASRG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2011, 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A7A to provide management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A. AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.9 million and $2.0 million at December 31, 2011 and 2010, respectively. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011, 2010 and 2009, the Company recorded a loss of approximately $0.2 million, $0.9 million and $0.5 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Statements of Operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Series B Convertible Preferred Stock

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

(2)	the termination or expiration without renewal of the advisory agreement with A7A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3)	the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2011, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following table presents the Company’s commercial commitments, relating to principal and interest payments on debt outstanding, and contractual obligations under land lease commitments, as of December 31, 2011. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2011.

Commercial Commitments (000’s)	Total	Amount of Commitments expiring per period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $20.2 million)	$193,753	$77,596	$91,277	$24,880	$—
Land Lease Commitments	96,654	934	2,163	2,288	91,269

Total Commercial Commitments	$290,407	$78,530	$93,440	$27,168	$91,269

Capital Requirements and Resources

In October 2010, the Company entered into a new unsecured revolving credit facility, to be utilized for working capital, hotel renovations and other general corporate funding purposes including the payment of redemptions and distributions. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The Company’s prior line of credit facility was extinguished upon implementation of the new credit facility. With the availability of the Company’s current and prior credit facilities, the Company maintains little cash on hand, accessing its credit facility as necessary. As a result, cash balances totaled $0 at December 31, 2011 and 2010. The outstanding balance on the revolving credit facility as of December 31, 2011 was $64.7 million and its annual interest rate was 5.0%. The loan contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

•	Tangible Net Worth must exceed $325 million;

•	Total Debt to Asset Value must not exceed 40%;

•

Cumulative 12 month Distributions and Redemptions, net of proceeds from the Company’s Dividend Reinvestment Program, does not exceed $84 million, and quarterly Distributions will not exceed $0.193 per share, unless such cumulative Net Distributions are less than total Funds From Operations for the period;

•	Loan balance must not exceed 25% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed four; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at December 31, 2011.

The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements in 2012, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. The Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company is unsuccessful in the extension of debt maturing in future periods, or if it were to default on its debt, it may be unable to make distributions or redemptions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in 2011 totaled $70.4 million and were paid monthly at a rate of $0.064167 per common share. Total 2011 dividends paid equaled $0.77 per common share. For the same period the Company’s cash generated from operations was approximately $60.0 million. This shortfall includes a return of capital and was funded primarily by increases in the Company’s total borrowings, including the Company’s credit facility. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. Effective with the common stock dividend paid in May 2009, the Company’s annual dividend distribution rate was reduced to $0.77 per share (or $0.064167 monthly per share) from the prior $0.88 annual distribution rate per share (or $0.073334 monthly per share).

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount between 4% to 5% of gross revenues of the applicable hotel, provided that such amount may be used for the Company’s capital expenditures with respect to the applicable hotel. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. Also, as of

December 31, 2011, the Company held $5.4 million in reserve for capital expenditures. The Company completed two major hotel renovations in 2011. Total capital expenditures in 2011 were approximately $8.4 million. The Company anticipates 2012 capital improvements to increase and be in the range of approximately $10 to $12 million. The Company currently does not have any existing or planned projects for new developments.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2011, the Company has redeemed approximately 9.9 million Units in the amount of $106.4 million under the program, including approximately 2.9 million Units redeemed for $32.0 million in 2011, 3.7 million Units redeemed for $40.7 million in 2010 and 2.4 million Units redeemed for $24.8 million in 2009. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the 2011 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645

Currently, the Company plans to redeem under its Redemption Program approximately 2% of weighted average Units during 2012.

In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2011, approximately 9.9 million Units, representing $108.5 million in proceeds to the Company, have been issued under the plan, including approximately 2.0 million Units issued in 2011 for $22.0 million, 2.2 million Units issued in 2010 for $24.6 million and 2.4 million Units issued in 2009 for $25.9 million.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Subsequent Events

In January 2012, the Company declared and paid approximately $5.8 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, approximately $1.4 million were reinvested, resulting in the issuance of 128,807 Units.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, 455,093 Units were redeemed from shareholders for approximately $5.0 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 4% of the requested redemption amount.

In February 2012, the Company declared and paid approximately $5.8 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, approximately $1.4 million were reinvested, resulting in the issuance of 127,363 Units.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit. The Company had an outstanding balance of $64.7 million on its $85 million revolving credit facility at December 31, 2011, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short term interest rates. Based on the outstanding balance at December 31, 2011, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $647,000, subject to conditions of the interest rate floor provisions of the credit facility, and with all other factors remaining the same. The Company’s cash balance at December 31, 2011 was not material.

In addition to its $64.7 million outstanding balance under its credit facility at December 31, 2011 (the credit facility’s interest rate at December 31, 2011 was 5%), which is due in 2012 and included in the table below, the Company has fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s variable rate and fixed rate notes payable outstanding at December 31, 2011.

(000’s)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value
Maturities	$67,802	$35,487	$47,207	$626	$22,424	$—	$173,546	$175,556
Average Interest Rate	6.0%	6.4%	6.2%	5.8%	5.8%	n/a

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 12, 2012
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT SEVEN, INC.

We have audited Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Seven, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Seven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Apple REIT Seven, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT SEVEN, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

APPLE REIT SEVEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Investment in real estate, net of accumulated depreciation of $148,257 and $114,097, respectively	$846,377	$872,169
Restricted cash-furniture, fixtures and other escrows	7,141	7,733
Due from third party managers, net	6,426	5,829
Other assets, net	5,197	6,236

Total Assets	$865,141	$891,967

Liabilities
Credit facility	$64,700	$44,900
Mortgage debt	110,147	103,117
Accounts payable and accrued expenses	12,314	10,650

Total Liabilities	187,161	158,667

Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares: issued and outstanding 91,109,651 and 92,027,980 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,109,651 and 92,027,980 shares, respectively	900,555	910,484
Distributions greater than net income	(222,599)	(177,208)

Total Shareholders’ Equity	677,980	733,300

Total Liabilities and Shareholders’ Equity	$865,141	$891,967

See notes to consolidated financial statements.

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Revenues:
Room revenue	$188,652	$181,161	$174,042
Other revenue	20,227	19,370	17,673

Total revenue	208,879	200,531	191,715
Expenses:
Operating expense	56,309	53,552	51,524
Hotel administrative expense	15,943	15,084	15,548
Sales and marketing	16,074	15,385	15,084
Utilities	8,994	8,796	8,833
Repair and maintenance	9,269	9,241	9,002
Franchise fees	8,637	8,203	7,832
Management fees	6,922	6,634	6,145
Taxes, insurance and other	12,552	12,229	13,717
General and administrative	5,031	5,177	4,600
Depreciation expense	34,160	33,174	32,425
Gain from settlement of contingency	0	(3,099)	0

Total expenses	173,891	164,376	164,710

Operating income	34,988	36,155	27,005
Interest expense, net	(9,975)	(7,837)	(6,292)

Net income	$25,013	$28,318	$20,713

Basic and diluted net income per common share	$0.27	$0.31	$0.22

Weighted average common shares outstanding—basic and diluted	91,435	92,627	93,472

See notes to consolidated financial statements.

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except per share data)

	Common Stock		Series B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	93,530	$925,248	240	$24	$(79,519)	$845,753
Net proceeds from the sale of common shares	2,355	26,014	0	0	0	26,014
Common shares redeemed	(2,363)	(24,843)	0	0	0	(24,843)
Net income	0	0	0	0	20,713	20,713
Cash distributions declared and paid to shareholders ($.81 per share)	0	0	0	0	(75,380)	(75,380)

Balance at December 31, 2009	93,522	926,419	240	24	(134,186)	792,257
Net proceeds from the sale of common shares	2,239	24,745	0	0	0	24,745
Common shares redeemed	(3,733)	(40,680)	0	0	0	(40,680)
Net income	0	0	0	0	28,318	28,318
Cash distributions declared and paid to shareholders ($.77 per share)	0	0	0	0	(71,340)	(71,340)

Balance at December 31, 2010	92,028	910,484	240	24	(177,208)	733,300
Net proceeds from the sale of common shares	1,999	22,098	0	0	0	22,098
Common shares redeemed	(2,917)	(32,027)	0	0	0	(32,027)
Net income	0	0	0	0	25,013	25,013
Cash distributions declared and paid to shareholders ($.77 per share)	0	0	0	0	(70,404)	(70,404)

Balance at December 31, 2011	91,110	$900,555	240	$24	$(222,599)	$677,980

See notes to consolidated financial statements.

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities:
Net income	$25,013	$28,318	$20,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of real estate owned	34,160	33,174	32,425
Gain from settlement of contingency	0	(3,099)	0
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	491	665	114
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(597)	(190)	909
Decrease (increase) in other assets	1	(33)	530
Increase in accounts payable and accrued expenses	967	1,080	769

Net cash provided by operating activities	60,035	59,915	55,460
Cash flow from investing activities:
Capital improvements	(7,671)	(4,234)	(13,777)
Redemptions (additions) to ownership interest in non-hotel properties	(101)	(125)	3,240
Net decrease (increase) in cash restricted for property improvements	890	2,049	(389)

Net cash used in investing activities	(6,882)	(2,310)	(10,926)
Cash flow from financing activities:
Payments of mortgage debt	(2,874)	(2,563)	(2,401)
Proceeds from mortgage debt	10,500	0	0
Net proceeds from current credit facility	19,800	67,815	0
Net proceeds (payments on) extinguished short-term credit facilities	0	(34,425)	11,510
Payment of financing costs related to borrowings	(135)	(1,157)	(43)
Redemptions of Units	(32,027)	(40,680)	(24,843)
Net proceeds related to issuance of Units	21,987	24,745	26,014
Distributions paid to common shareholders	(70,404)	(71,340)	(75,380)

Net cash used in financing activities	(53,153)	(57,605)	(65,143)

Decrease in cash and cash equivalents	0	0	(20,609)

Cash and cash equivalents, beginning of period	0	0	20,609

Cash and cash equivalents, end of period	$0	$0	$0

Supplemental information:
Interest paid	$9,959	$7,980	$7,168

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

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

Investment in Real Estate and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 18 years for franchise fees, ten years for major improvements and three to seven years for furniture, fixtures and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income during the periods reported.

Earnings and Cash Distributions Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2011, 2010 or 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2011 distributions of $0.77 per share for tax purposes was 52% ordinary income and 48% return of capital. The characterization of 2010 distributions of $0.77 per share for tax purposes was 51% ordinary income and 49% return of capital. The characterization of 2009 distributions of $0.81 per share for tax purposes was 47% ordinary income and 53% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2011, 2010 and 2009, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $27 million as of December, 31, 2011. The net operating loss carry forwards will expire beginning in 2026. There are no material differences between the book and tax cost basis of the Company’s assets.

As of December 31, 2011, the tax years that remain subject to examination by major tax jurisdictions generally include 2008 – 2011.

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

Note 2

Investment in Real Estate

As of December 31, 2011, the Company owned 51 hotels located in 18 states consisting of the following:

Brand	Total by Brand	Number of Rooms
Homewood Suites	12	1,374
Courtyard	10	1,257
Residence Inn	7	923
Hilton Garden Inn	7	892
SpringHill Suites	4	593
TownePlace Suites	4	401
Hampton Inn	3	355
Fairfield Inn	3	221
Marriott	1	410

Total	51	6,426

Investment in real estate consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$90,429	$90,429
Building and Improvements	832,798	829,873
Furniture, Fixtures and Equipment	68,585	63,142
Franchise Fees	2,822	2,822

	994,634	986,266
Less Accumulated Depreciation	(148,257)	(114,097)

Investment in Real Estate, net	$846,377	$872,169

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Houston, TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego, CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville, TX	Courtyard	Western	6/19/06	90	8,550
Stafford, TX	Homewood Suites	Western	8/15/06	78	7,800
Auburn, AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville, AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Montgomery, AL	Homewood Suites	LBA	8/17/06	91	10,660
Montgomery, AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Troy, AL	Hampton Inn	LBA	8/17/06	82	6,130
Seattle, WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota, FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg, MS	Courtyard	LBA	10/5/06	84	9,455
Huntsville, AL	Homewood Suites	LBA	10/27/06	107	11,606
Omaha, NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati, OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo, CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans, LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma, NY	Hilton Garden Inn	White	12/15/06	164	27,000
Tupelo, MS	Hampton Inn	LBA	1/23/07	96	5,245
Miami, FL	Homewood Suites	Dimension	2/21/07	159	24,300
Highlands Ranch, CO	Residence Inn	Dimension	2/22/07	117	19,000
Cranford, NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah, NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Highlands Ranch, CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500

Location	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Prattville, AL	Courtyard	LBA	4/24/07	84	$9,304
Lakeland, FL	Courtyard	LBA	4/24/07	78	9,805
Tallahassee, FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus, GA	Fairfield Inn	LBA	4/24/07	79	7,333
Agoura Hills, CA	Homewood Suites	Dimension	5/8/07	125	25,250
Memphis, TN	Homewood Suites	Hilton	5/15/07	140	11,100
Dothan, AL	Fairfield Inn	LBA	5/16/07	63	4,584
Vancouver, WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
San Diego, CA	Residence Inn	Dimension	6/13/07	121	32,500
Provo, UT	Residence Inn	Dimension	6/13/07	114	11,250
Macon, GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
San Antonio, TX	TownePlace Suites	Western	6/29/07	106	11,925
Alexandria, VA	Courtyard	Marriott	7/13/07	178	36,997
San Diego, CA	Hampton Inn	Dimension	7/19/07	177	42,000
Addison, TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Boise, ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
San Antonio, TX	TownePlace Suites	Western	9/27/07	123	13,838
Trussville, AL	Courtyard	LBA	10/4/07	84	9,510
Kirkland, WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Huntsville, AL	TownePlace Suites	LBA	12/10/07	86	8,927
Tucson, AZ	Residence Inn	Western	1/17/08	124	16,640
Richmond, VA	Marriott	White	1/25/08	410	53,300
Columbus, GA	SpringHill Suites	LBA	3/6/08	85	9,675
Dothan, AL	Residence Inn	LBA	4/16/08	84	9,669
El Paso, TX	Homewood Suites	Western	4/23/08	114	15,390
Columbus, GA	TownePlace Suites	LBA	5/22/08	86	8,428
Miami, FL	Courtyard	Dimension	9/5/08	118	15,000

Total				6,426	$901,594

Note 3

Notes Payable and Credit Agreements

The Company has an unsecured credit facility, originated in October 2010, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and dividends. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to either a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The applicable LIBOR rate was approximately 0.295% at December 31, 2011. Payments of interest only are due monthly under the terms of the credit agreement; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a quarterly fee at an annual rate of 0.5% on the average unused balance of the credit facility. At closing the Company borrowed $35.6 million under the credit facility to extinguish its then existing unsecured loans and to pay loan transaction costs, which included arrangement and commitment fees totaling 1.25% of the gross facility commitment. The balance outstanding under the credit facility on December 31, 2011 and 2010 was $64.7 million and $44.9 million, at an annual interest rate of 5.0%. Interest expense incurred in 2011 and 2010 under the Company’s unsecured credit facilities was approximately $3.0 million and $1.2 million; interest expense incurred in 2009 under the Company’s prior unsecured line of credit facility was approximately $105,000. The loan contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

•	Tangible Net Worth must exceed $325 million;

•	Total Debt to Asset Value must not exceed 40%;

•

Cumulative 12 month Distributions and Redemptions, net of proceeds from the Company’s Dividend Reinvestment Program, does not exceed $84 million, and quarterly Distributions will not exceed $0.193 per share, unless such cumulative Net Distributions are less than total Funds From Operations for the period;

•	Loan balance must not exceed 25% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed four; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at December 31, 2011.

In conjunction with the acquisition of several hotel properties, the Company assumed mortgage notes payable outstanding, secured by the applicable hotel property. In addition, on February 28, 2011, the Company entered into a mortgage loan agreement, secured by the Company’s Houston, Texas Residence Inn property, for $10.5 million. Scheduled payments of interest and principal are due monthly. The loan has a fixed annual interest rate of 5.71%, and a stated maturity of March 1, 2016, at which time the principal balance due will be approximately $9.5 million. Funds from the mortgage loan were used for general corporate purposes, including the reduction in the outstanding balance of the Company’s revolving credit facility. The Company incurred approximately $135,000 in loan origination costs related to the term loan agreement. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed or originated associated with each note payable outstanding as of December 31, 2011 and 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed or Originated	Outstanding Principal balance as of Dec. 31, 2011	Outstanding Principal balance as of Dec. 31, 2010
Houston, TX	Residence Inn	5.71%	3/1/16	$10,500	$10,363	$—
Omaha, NE	Courtyard	6.79%	1/1/14	12,658	11,258	11,573
New Orleans, LA	Homewood Suites	5.85%	10/1/14	17,144	15,307	15,720
Tupelo, MS	Hampton Inn	5.90%	3/1/16	4,110	3,470	3,616
Miami, FL	Homewood Suites	6.50%	7/1/13	9,820	8,687	8,951
Highlands Ranch, CO	Residence Inn	5.94%	6/1/16	11,550	10,883	11,048
Tallahassee, FL	Fairfield Inn	6.80%	1/11/13	3,494	3,099	3,195
Lakeland, FL	Courtyard	6.80%	1/11/13	4,210	3,734	3,850
San Diego, CA	Residence Inn	6.55%	4/1/13	15,804	14,053	14,490
Provo, UT	Residence Inn	6.55%	4/1/13	5,553	4,938	5,091
Richmond, VA	Marriott	6.95%	9/1/14	25,298	23,054	23,686

Total				$120,141	$108,846	$101,220

The aggregate amounts of principal payable under the Company’s unsecured revolving credit facility and mortgage obligations, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$67,802
2013	35,487
2014	47,207
2015	626
2016	22,424
Thereafter	—

173,546
Fair Value Adjustment of Assumed Debt	1,301

Total	$174,847

A fair value adjustment was recorded upon the assumption of above market rate mortgage loans in connection with several of the Company’s hotel acquisitions. These premiums will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.40% to 6.24% at the date of assumption. The total adjustment to interest expense was $597,000 in each of the years 2011, 2010 and 2009. The unamortized balance of the fair value adjustment was $1.3 million at December 31, 2011 and $1.9 million at December 31, 2010.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, upon the origination of its current corporate unsecured revolving credit facility and on the former corporate line of credit facilities extinguished in 2010, and upon the origination of one mortgage obligation in 2011. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $799,000 in 2011, $351,000 in 2010 and $212,000 in 2009, and is included in interest expense. The unamortized balance of loan origination costs was $1.0 million at December 31, 2011 and $1.6 million at December 31, 2010.

The mortgage loan assumed on the Richmond, Virginia Marriott hotel has a stated maturity date of September 1, 2014. As a condition of the mortgage loan, the maturity date of the note payable may be accelerated by the lender should the Company be required to expand the hotel, under terms of the ground lease on the hotel property. The Company is under no such requirement as of December 31, 2011.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $174.8 million and $175.6 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $148.0 million and $150.1 million.

The Company’s Interest expense in its Consolidated Statements of Operations is net of capitalized interest of $0.4 million for the year ended December 31, 2009. Interest capitalized during the years ended December 31, 2011 and 2010 was not significant. The interest was capitalized in conjunction with hotel renovations.

Note 4

Shareholders’ Equity

The Company concluded its best-efforts offering of Units (each Unit consists of one common share, no par value, and one Series A preferred share) on July 17, 2007. The Company registered its Units on Registration Statement Form S-11 (File No. 333-125546). The Company began its best-efforts offering (the “Offering”) of Units in March 2006 when the Registration Statement was declared effective by the Securities and Exchange Commission.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

(2)

the termination or expiration without renewal of the advisory agreement with Apple Seven Advisors, Inc. (“A7A”), or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3)	the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2011, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2011, the Company has redeemed approximately 9.9 million Units in the amount of $106.4 million under the program, including approximately 2.9 million Units redeemed for $32.0 million in 2011, 3.7 million Units redeemed for $40.7 million in 2010 and 2.4 million Units redeemed for $24.8 million in 2009. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the 2011 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645

In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2011, approximately 9.9 million Units, representing $108.5 million in proceeds to the Company, have been issued under the plan, including approximately 2.0 million Units issued in 2011 for $22.0 million, 2.2 million Units issued in 2010 for $24.6 million and 2.4 million Units issued in 2009 for $25.9 million.

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

The Company’s annual distribution rate as of December 31, 2011 was $0.77 per common share. For the years ended December 31, 2011, 2010 and 2009, the Company made distributions of $0.77, $0.77 and $0.81 per common share, for a total of $70.4 million, $71.3 million and $75.4 million, respectively.

Note 5

Stock Incentive Plans

In 2006 the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units authorized under the Directors Plan as of December 31, 2011 is 1,599,545.

Also in 2006, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan as of December 31, 2011 is 4,029,318.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2011, 2010 and 2009, the Company granted options to purchase 73,204, 74,224 and 74,796 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan as of December 31, 2011. Activity in the Company’s stock option plans during 2011, 2010 and 2009 is summarized in the following table:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Outstanding, beginning of year:	294,494	220,270	145,474
Granted	73,204	74,224	74,796
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	367,698	294,494	220,270

Exercisable, end of year:	367,698	294,494	220,270

The weighted-average exercise price:	$11.00	$11.00	$11.00

Compensation expense associated with the issuance of stock options was approximately $111,000 in 2011, $117,000 in 2010 and $119,000 in 2009.

Note 6

Management and Franchise Agreements

Each of the Company’s 51 hotels owned at December 31, 2011 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Dimension Development Company (“Dimension”) (12), Hilton Worldwide (“Hilton”) (2), Western International (“Western”) (7), Larry Blumberg & Associates (“LBA”) (19), White Lodging Services Corporation (“White”) (3), or Inn Ventures, Inc. (“Inn Ventures”) (5). The agreements provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $6.9 million, $6.6 million and $6.1 million, respectively, in management fee expense.

Dimension, Western, LBA, White, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009 the Company incurred approximately $8.6 million, $8.2 million and $7.8 million, respectively, in franchise fee expense.

Note 7

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2011. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. ASRG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2011, 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A7A to provide management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A. AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.9 million and $2.0 million at December 31, 2011 and 2010, respectively. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011, 2010 and 2009, the Company recorded a loss of approximately $0.2 million, $0.9 million and $0.5 million as its share of the net loss of Apple Air, which includes the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Statements of Operations. To be cost effective, the services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Note 8

Gain from Settlement of Contingency

The Company recorded other income of $3.1 million in November 2010 arising from the de-recognition of a liability for taxes, previously assessed by the Broad Street Community Development Authority of Richmond, VA (“CDA”). Upon the Company’s purchase in January 2008 of the full service Marriott hotel in Richmond, VA (“MRV”), the Company assumed all remaining obligations of the MRV under a multi-year minimum tax assessment on hotels operating within the CDA’s jurisdiction. The MRV was obligated for minimum annual tax payments to the CDA of $257,000, which related to the 2003 issuance by the CDA of tax-exempt revenue bonds with maturities extending through 2033. Annual tax payments to the CDA were effective through the earlier of a) a period extending through 2033, or b) payment or defeasance in full of all applicable CDA revenue bonds. In November 2010, the CDA provided for the full defeasance or redemption of the applicable CDA revenue bonds. Accordingly, the CDA announced that assessments and collections of the prior tax have ceased as of November 2010. The Company’s net present value of the previously required minimum annual tax assessments, originally projected to extend through 2033, was $3.1 million at the date of the CDA’s bond defeasance and redemption in November 2010.

Note 9

Commitments

The Company leases the underlying land for six hotel properties as of December 31, 2011. These land leases have remaining terms available to the Company ranging from 16 to 91 years, excluding any potential option periods to extend the initial lease term.

The initial term for the land lease for the Residence Inn in Seattle, WA extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the date of the hotel acquisition, the Company recorded an initial land lease liability. This liability will be amortized over the life of the lease, and is included in accrued expenses on the Company’s consolidated balance sheet; the amount of the liability at December 31, 2011 and 2010 was approximately $2.1 million.

The initial term for the land lease for the full-service Marriott hotel in Richmond, VA extends through December 2102. The lease is subject to payment adjustments, based on the Consumer Price Index, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease’s fair value adjustment was approximately $0.9 million at December 31, 2011 and 2010, and is included in other assets, net on the Company’s consolidated balance sheet. Upon assumption of the MRV land lease, the Company also assumed certain contingent responsibilities of the hotel’s predecessor owner, with respect to the third-party lessor of the land. Dependent on conditions which include the hotel exceeding stated revenue per available room (“RevPAR”) thresholds for a trailing twelve month period (with thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of December 31, 2011, there is no requirement to commence an expansion of the MRV hotel.

The Company has also assumed land leases pertaining to the Columbus, GA Fairfield Inn; Macon, GA Hilton Garden Inn; Columbus, GA TownePlace Suites; and the Miami, FL Courtyard hotel properties. Based on an assessment of each of these leases, no material land lease liability, or favorable lease asset, was assumed at date of acquisition.

The aggregate amounts of the estimated minimum lease payments pertaining to the Company’s land leases, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$934
2013	1,037
2014	1,126
2015	1,144
2016	1,144
Thereafter	91,269

Total	$96,654

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

Note 11

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit but was later dismissed from that action in October 2011.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of the Company and Apple REIT Six, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Six, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc. The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Six, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws. Counsel for the plaintiff in Laurie Brody v. David Lerner Assocates, Inc., et al. has consented to consolidating this case into the In re Apple REITs Litigation.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010.

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$49,443	$54,912	$55,827	$48,697
Net income	$5,189	$7,745	$8,437	$3,642
Basic and diluted income per common share	$0.06	$0.08	$0.09	$0.04
Distributions declared and paid per share	$0.193	$0.193	$0.193	$0.193

2010 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$48,236	$52,263	$52,830	$47,202
Net income	$5,614	$7,910	$8,406	$6,388
Basic and diluted income per common share	$0.06	$0.09	$0.09	$0.07
Distributions declared and paid per share	$0.193	$0.193	$0.193	$0.193

Net income for the fourth quarter of 2010 includes other income of $3.1 million, or $.03 per basic and diluted income per common share, arising from the gain on settlement of an acquisition contingency.

Note 13

Subsequent Events

In January 2012, the Company declared and paid approximately $5.8 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, approximately $1.4 million were reinvested, resulting in the issuance of 128,807 Units.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, 455,093 Units were redeemed from shareholders for approximately $5.0 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 4% of the requested redemption amount.

In February 2012, the Company declared and paid approximately $5.8 million or $0.064167 per common share, in a distribution to its common shareholders. Under the Company’s Dividend Reinvestment Plan, approximately $1.4 million were reinvested, resulting in the issuance of 127,363 Units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting which are incorporated by reference herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2012 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2012 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2012 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2012 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Seven, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial

Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land	Bldg./ FF&E/Other	Bldg Imp. & FF&E
Montgomery	AL	Homewood Suites	$—	$972	$10,038	$408	$11,418	$(1,918)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	—	761	9,964	599	11,324	(1,915)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	—	497	5,872	177	6,546	(1,160)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	—	639	9,883	1,497	12,019	(2,385)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	—	736	9,891	199	10,826	(1,882)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	—	1,086	10,895	203	12,184	(2,042)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	—	1,163	8,414	73	9,650	(1,420)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	—	564	4,249	178	4,991	(651)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	—	1,082	8,750	21	9,853	(1,302)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	—	800	8,388	15	9,203	(1,202)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	—	816	9,102	5	9,923	(1,325)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	—	995	15,963	7	16,965	(2,203)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	—	5,009	30,357	950	36,316	(5,727)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	—	4,658	32,282	493	37,433	(5,136)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	—	4,501	21,444	97	26,042	(3,147)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	14,053	7,334	26,235	592	34,161	(3,730)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	—	5,683	37,949	2,759	46,391	(5,698)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	10,883	2,339	17,339	777	20,455	(2,585)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	—	2,510	18,553	130	21,193	(2,947)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	—	1,778	12,284	733	14,795	(2,418)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	8,687	3,206	22,161	2,197	27,564	(4,107)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	3,099	904	6,208	247	7,359	(930)	2000	Apr-07	3 v 39 yrs.	79
Lakeland	FL	Courtyard	3,734	1,549	8,844	528	10,921	(1,318)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	—	—	15,463	135	15,598	(1,910)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	—	—	7,620	128	7,748	(1,108)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	—	—	10,115	48	10,163	(1,660)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	—	1,188	8,758	16	9,962	(1,230)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	—	—	8,643	13	8,656	(1,244)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	—	2,015	19,589	481	22,085	(3,253)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	15,307	4,579	39,507	1,544	45,630	(6,250)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	—	873	8,918	91	9,882	(1,612)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,470	332	4,932	1,273	6,537	(1,314)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	11,258	2,731	19,498	3,895	26,124	(4,108)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	—	2,607	11,375	2,028	16,010	(2,541)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	—	3,665	16,481	2,216	22,362	(3,196)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	—	3,153	24,428	2,102	29,683	(3,902)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	—	551	6,822	238	7,611	(1,321)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	—	1,712	9,757	2,312	13,781	(2,402)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	10,363	1,093	13,054	234	14,381	(2,674)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	—	1,131	7,743	71	8,945	(1,441)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	—	498	7,578	162	8,238	(1,496)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	—	700	11,525	13	12,238	(1,770)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	—	1,545	11,312	1,620	14,477	(1,894)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	—	1,126	13,093	2	14,221	(1,937)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	—	1,169	14,656	56	15,881	(2,000)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	4,938	1,352	10,394	2,912	14,658	(2,601)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	—	4,010	32,832	4,400	41,242	(5,459)	1987	Jul-07	3 - 39 yrs.	178
Richmond	VA	Marriott	23,054	—	59,614	15,390	75,004	(14,148)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	—	—	60,489	6,832	67,321	(12,383)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	—	1,310	15,126	38	16,474	(2,512)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	—	3,507	28,507	176	32,190	(3,743)	2006	Oct-07	3 - 39 yrs.	150

			$108,846	$90,429	$842,894	$61,311	$994,634	$(148,257)				6,426

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2011
(dollars in thousands)

	2011	2010	2009		2011	2010	2009
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$986,266	$983,216	$969,185	Balance as of January 1	$(114,097)	$(80,923)	$(48,497)
Acquisitions	—	—	23	Depreciation expense	(34,160)	(33,174)	(32,425)
Improvements	8,368	3,050	14,011	Disposals	—	—	(1)
Disposals	—	—	(3)

Balance at December 31	$994,634	$986,266	$983,216	Balance at December 31	$(148,257)	$(114,097)	$(80,923)

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 12, 2012
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 12, 2012
By:	/S/ GLENN W. BUNTING Glenn W. Bunting, Director	Date: March 12, 2012
By:	/S/ KENT W. COLTON Kent W. Colton, Director	Date: March 12, 2012
By:	/S/ LISA B. KERN Lisa B. Kern, Director	Date: March 12, 2012
By:	/S/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents
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

Exhibit Number	Description of Documents
21.1	Subsidiaries of the Registrant (FILED HEREWITH)
23.1	Consent of Ernst & Young LLP (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Seven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

*	Denotes Compensation Plan.