Form 10-Q
period 2012-03-31
Apple REIT Seven, Inc.
filed 2012-05-07
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-52585

Apple REIT Seven, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20-2879175
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant's telephone number, including area code)

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

Number of registrant’s common shares outstanding as of May 1, 2012: 90,718,556

Index

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

Index

PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $156,822 and $148,257, respectively	$839,501	$846,377
Restricted cash-furniture, fixtures and other escrows	7,252	7,141
Due from third party managers, net	11,100	6,426
Other assets, net	5,547	5,197
Total Assets	$863,400	$865,141

Liabilities
Credit facility	$76,600	$64,700
Mortgage debt	109,233	110,147
Accounts payable and accrued expenses	12,365	12,314
Total Liabilities	198,198	187,161

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,036,660 and 91,109,651 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,036,660 and 91,109,651 shares, respectively	899,752	900,555
Distributions greater than net income	(234,574)	(222,599)
Total Shareholders' Equity	665,202	677,980

Total Liabilities and Shareholders' Equity	$863,400	$865,141

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenues:
Room revenue	$47,397	$44,705
Other revenue	5,102	4,738
Total revenue	52,499	49,443

Expenses:
Operating expense	13,952	13,635
Hotel administrative expense	3,936	3,879
Sales and marketing	4,101	3,802
Utilities	2,070	2,117
Repair and maintenance	2,362	2,251
Franchise fees	2,199	2,060
Management fees	1,776	1,650
Taxes, insurance and other	3,174	3,094
General and administrative	2,118	1,119
Depreciation expense	8,565	8,366
Total expenses	44,253	41,973

Operating income	8,246	7,470

Interest expense, net	2,716	2,281

Net income	$5,530	$5,189

Basic and diluted net income per common share	$0.06	$0.06

Weighted average common shares outstanding - basic and diluted	90,959	91,764

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,530	$5,189
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,565	8,366
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	52	45
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(4,674)	(4,535)
Increase in other assets	(31)	(462)
Increase in accounts payable and accrued expenses	781	5
Net cash provided by operating activities	10,223	8,608

Cash flows from investing activities:
Capital improvements	(2,420)	(1,843)
Net decrease (increase) in cash restricted for property improvements	(631)	349
Net cash used in investing activities	(3,051)	(1,494)

Cash flows from financing activities:
Payments of mortgage debt	(764)	(684)
Proceeds from mortgage debt	0	10,500
Net proceeds from credit facility	11,900	2,700
Deferred financing costs	0	(133)
Redemptions of Units	(4,988)	(7,999)
Net proceeds related to issuance of Units	4,185	6,160
Distributions paid to common shareholders	(17,505)	(17,658)
Net cash used in financing activities	(7,172)	(7,114)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

2.  General Information and Summary of Significant Accounting Policies

    Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. As of March 31, 2012, the Company owned 51 hotels. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

    Significant Accounting Policies

    Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2012 or 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

3.  Credit Facility

The Company has an unsecured revolving credit facility, originated in October 2010 that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The applicable LIBOR rate was approximately 0.241% at March 31, 2012.  Payments of interest only are due monthly under the terms of the credit agreement; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a quarterly fee at an annual rate of 0.5% on the average unused balance of the credit facility.  The balance outstanding under the credit facility on March 31, 2012 and December 31, 2011 was $76.6 million and $64.7 million, both at an annual interest rate of 5.0%. The credit facility contains representations, financial and other covenants typical for this type of commercial credit facility.  The Company was in compliance with each of these covenants at March 31, 2012.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $185.8 million and $188.6 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $174.8 million and $175.6 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. ASRG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of March 31, 2012, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during the three months ended March 31, 2012 and 2011 under this contract.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) to provide management services to the Company.  A7A provides these management services through an affiliate called Apple Fund management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $0.4 million for both the three months ended March 31, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

Index

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

ASRG and A7A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.9 million at both March 31, 2012 and December 31, 2011. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $42,000 and $53,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Index

6.  Shareholders’ Equity

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2012, the Company has redeemed approximately 10.3 million Units representing $111.4 million, including 0.5 million Units in the amount of $5.0 million and 0.7 million Units in the amount of $8.0 million redeemed during the three months ended March 31, 2012 and 2011.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and the first quarter of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the three months ended March 31, 2012 and 2011, approximately 0.4 million Units, representing $4.2 million and 0.6 million Units, representing $6.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2012, approximately 10.2 million Units, representing $112.7 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of March 31, 2012 was $0.77 per common share, payable monthly. For the three months ended March 31, 2012 and 2011, the Company made distributions of $0.193 per common share for a total of $17.5 million and $17.7 million.

7.  Legal Proceedings

 The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

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

On February 16, 2012, one shareholder of the Company and Apple REIT Six, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Six, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc.  The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Six, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws.  On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

8.  Subsequent Events

In April 2012, the Company declared and paid approximately $5.8 million, or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.4 million or 123,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 441,000 Units in the amount of $4.8 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 4% of the total 12.6 million requested Units to be redeemed, with approximately 12.1 million requested Units not redeemed.

Index

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

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was  initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  As of March 31, 2012, the Company owned 51 hotels within different markets in the United States.  The Company’s first hotel was acquired on April 27, 2006 and the last hotel was purchased in September 2008.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first quarter of 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates mid-single digit revenue percentage increases for 2012 as compared to 2011.  In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Index

The following is a summary of the Company’s results:

	Three Months Ended March 31,
(in thousands except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change
Total revenue	$52,499	100%	$49,443	100%	6%
Hotel operating expenses	30,396	58%	29,394	59%	3%
Taxes, insurance and other expense	3,174	6%	3,094	6%	3%
General and administrative expense	2,118	4%	1,119	2%	89%
Depreciation	8,565		8,366		2%
Interest expense, net	2,716		2,281		19%

Number of hotels	51		51		-
Average Market Yield (1)	127		125		2%
ADR	$114		$111		3%
Occupancy	71%		70%		1%
RevPAR	$81		$77		5%
Total rooms sold (2)	412,294		400,164		3%
Total rooms available (3)	581,504		575,592		1%

(1) Calculated from data provided by Smith Travel Research, Inc. ® Excludes hotels under renovation during the applicable periods.
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

Index

On February 16, 2012, one shareholder of the Company and Apple REIT Six, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Six, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc.  The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Six, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws.  On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2012.  All dollar amounts are in thousands.

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

Index

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

 Results of Operations

As of March 31, 2012, the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 and the first quarter of 2012. Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended March 31, 2012 and 2011, the Company had total revenue of $52.5 million and $49.4 million, respectively.  For the three months ended March 31, 2012 and 2011, the hotels achieved average occupancy of 71% and 70%, ADR of $114 and $111, and RevPAR of $81 and $77.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Index

Since the beginning of 2010 and continuing into 2012, the Company has experienced an increase in demand, as demonstrated by the improvement in average occupancy.  In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% during the first quarter of 2012 as compared to the first quarter of 2011.  With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011.  While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets.  The Company’s average Market Yield for the first three months of 2012 and 2011 was 127 and 125, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2012 and 2011, hotel operating expenses totaled $30.4 million and $29.4 million, or 58% and 59% of total revenue, respectively.  Results for the three month period ended March 31, 2012 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance and other expense for the three months ended March 31, 2012 and 2011 was $3.2 million and $3.1 million, or 6% of total revenue for each respective period. Taxes have increased due to the reassessment of property values by localities resulting from the improved economy.   Also, insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the three months ended March 31, 2012 and 2011 was $2.1 million and $1.1 million, or 4% and 2% of total revenue.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the three months ended March 31, 2012 and 2011, the Company incurred approximately $0.5 million and $0.1 million, respectively, in legal costs, an increase over prior year due to the legal matters discussed herein and continued costs related to responding to Securities and Exchange Commission inquiries.  The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Total costs incurred during the three months ended March 31, 2012 were approximately $0.5 million.  The Company will continue to incur these costs during 2012 if a transaction is pursued.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $8.6 million and $8.4 million. Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment), for the respective periods owned.

Interest expense, net for the three months ended March 31, 2012 and 2011 was $2.7 million and $2.3 million. Interest expense primarily arose from mortgage debt outstanding on 11 of the Company’s hotel properties, in addition to interest on borrowings under the Company’s unsecured credit facility during those periods.  As of March 31, 2012, the Company had debt outstanding of $185.8 million compared to $160.4 million at March 31, 2011.  Interest expense increased from 2011 due to the debt increase to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Index

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. ASRG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of March 31, 2012, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during the three months ended March 31, 2012 and 2011 under this contract.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) to provide management services to the Company.  A7A provides these management services through an affiliate called Apple Fund management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $0.4 million for both the three months ended March 31, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

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

Index

ASRG and A7A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.9 million at both March 31, 2012 and December 31, 2011. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $42,000 and $53,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Liquidity and Capital Resources

The Company has an unsecured revolving credit facility, originated in October 2010 that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. With the availability of the Company’s credit facility, the Company generally maintains little cash on hand, accessing the credit facility as necessary. As a result, unrestricted cash on hand was $0 at March 31, 2012.  The outstanding balance on the credit facility was $76.6 million at March 31, 2012 and its annual interest rate was 5.0%.  The loan contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

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

Index

The Company was in compliance with each of these covenants at March 31, 2012.

The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit (including refinancing its existing credit facility) will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service.  The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles.  The Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company is unsuccessful in the extension of debt maturing in future periods, or if it were to default on its debt, it may be unable to make distributions or redemptions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions during the first three months of 2012 totaled $17.5 million and were paid monthly at a rate of $0.064167 per common share.  For the same period, the Company’s cash generated from operations was approximately $10.2 million. This shortfall includes a return of capital and was funded primarily by increases in the Company’s borrowings under its credit facility.  Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Additionally, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. Also, as of March 31, 2012, the Company held $6.1 million in reserve for capital expenditures.  For the first three months of 2012, the Company spent approximately $2.4 million on capital expenditures and anticipates spending an additional $8 to $10 million for the remainder of the year.  The Company currently does not have any existing or planned projects for new development.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2012, the Company has redeemed approximately 10.3 million Units representing $111.4 million, including 0.5 million Units in the amount of $5.0 million and 0.7 million Units in the amount of $8.0 million redeemed during the three months ended March 31, 2012 and 2011.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and the first quarter of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542

Index

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Redemption Program approximately 2% of weighted average Units during 2012.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the three months ended March 31, 2012 and 2011, approximately 0.4 million Units, representing $4.2 million and 0.6 million Units, representing $6.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2012, approximately 10.2 million Units, representing $112.7 million in proceeds to the Company, were issued under the plan.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Subsequent Events

In April 2012, the Company declared and paid approximately $5.8 million, or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.4 million or 123,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 441,000 Units in the amount of $4.8 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 4% of the total 12.6 million requested Units to be redeemed, with approximately 12.1 million requested Units not redeemed.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows on its credit facility. The Company had an outstanding balance of approximately $76.6 million on its $85 million credit facility at March 31, 2012, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short term interest rates. Based on the outstanding balance at March 31, 2012, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by $766,000, subject to the conditions of the interest rate floor provisions of the credit facility, and with all other factors remaining the same. The Company’s cash balance at March 31, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

On February 16, 2012, one shareholder of the Company and Apple REIT Six, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Six, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc.  The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Six, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws.  On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

Effective in April 2007, the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first quarter of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2012, the Company has redeemed approximately 10.3 million Units representing $111.4 million. During the three months ended March 31, 2012, the Company redeemed approximately 0.5 million Units in the amount of $5.0 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13%, 6% and 4% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011 and the first quarter of 2012, respectively, leaving approximately 12.4 million Units requested but not redeemed as of the last scheduled redemption date in the first quarter of 2012 (January 2012).  Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make distributions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2012 (no redemptions occurred in February and March 2012):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2012	455,093	$10.96	455,093		(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

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
The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index