Form 10-Q
period 2012-06-30
Apple REIT Seven, Inc.
filed 2012-08-13
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-52585

Apple REIT Seven, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20-2879175
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2012: 90,719,630

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $165,450 and $148,257, respectively	$833,150	$846,377
Restricted cash-furniture, fixtures and other escrows	7,235	7,141
Due from third party managers, net	11,088	6,426
Other assets, net	5,328	5,197
Total Assets	$856,801	$865,141

Liabilities
Credit facility	$81,000	$64,700
Mortgage debt	108,323	110,147
Accounts payable and accrued expenses	12,337	12,314
Total Liabilities	201,660	187,161

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,962,794 and 91,109,651 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,962,794 and 91,109,651 shares, respectively	899,044	900,555
Distributions greater than net income	(243,927)	(222,599)
Total Shareholders' Equity	655,141	677,980

Total Liabilities and Shareholders' Equity	$856,801	$865,141

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Room revenue	$51,067	$49,633	$98,464	$94,338
Other revenue	5,130	5,279	10,232	10,017
Total revenue	56,197	54,912	108,696	104,355

Expenses:
Operating expense	14,717	14,428	28,669	28,063
Hotel administrative expense	4,024	4,133	7,960	8,012
Sales and marketing	4,366	4,160	8,467	7,962
Utilities	2,104	2,171	4,174	4,288
Repair and maintenance	2,405	2,306	4,767	4,557
Franchise fees	2,312	2,248	4,511	4,308
Management fees	1,944	1,829	3,720	3,479
Taxes, insurance and other	3,235	3,166	6,409	6,260
General and administrative	1,735	1,395	3,853	2,514
Depreciation expense	8,628	8,784	17,193	17,150
Total expenses	45,470	44,620	89,723	86,593

Operating income	10,727	10,292	18,973	17,762

Interest expense, net	2,588	2,547	5,304	4,828

Net income	$8,139	$7,745	$13,669	$12,934

Basic and diluted net income per common share	$0.09	$0.08	$0.15	$0.14

Weighted average common shares outstanding - basic and diluted	90,886	91,569	90,922	91,666

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$13,669	$12,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,193	17,150
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	200	306
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(4,662)	(5,030)
Increase in other assets	(177)	(236)
Increase in accounts payable and accrued expenses	440	130
Net cash provided by operating activities	26,663	25,254

Cash flows from investing activities:
Capital improvements	(4,383)	(3,091)
Net increase in cash restricted for property improvements	(351)	(214)
Net cash used in investing activities	(4,734)	(3,305)

Cash flows from financing activities:
Payments of mortgage debt	(1,526)	(1,397)
Proceeds from mortgage debt	0	10,500
Net proceeds from credit facility	16,300	8,100
Payments of financing costs related to borrowings	(100)	(135)
Redemptions of Units	(9,834)	(16,000)
Net proceeds related to issuance of Units	8,228	12,266
Distributions paid to common shareholders	(34,997)	(35,283)
Net cash used in financing activities	(21,929)	(21,949)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of June 30, 2012, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

Significant Accounting Policies

    Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2012 or 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Credit Facility

The Company has an unsecured revolving credit facility, originated in October 2010 that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. The applicable LIBOR rate was approximately 0.246% at June 30, 2012.  Payments of interest only are due monthly under the terms of the credit agreement; the Company may make voluntary prepayments in whole or in part, at any time. The Company is required to pay a quarterly fee at an annual rate of 0.5% on the average unused balance of the credit facility.  The balance outstanding under the credit facility on June 30, 2012 and December 31, 2011 was $81.0 million and $64.7 million, both at an annual interest rate of 5.0%. The credit facility contains representations, financial and other covenants typical for this type of commercial credit facility.  The Company was in compliance with each of these covenants at June 30, 2012. The Company is currently in the process of refinancing this credit facility.  If the Company is unable to complete a refinancing the outstanding balance of the credit facility would be payable in October 2012 to the lender.

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of June 30, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $189.3 million and $191.3 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $174.8 million and $175.6 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company.  A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.7 million and $0.5 million for the six months ended June 30, 2012 and 2011.  At June 30, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $0.9 million for both the six months ended June 30, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

Index

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight).  As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.8 million and $1.9 million at June 30, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2012 and 2011, the Company recorded a loss of approximately $103,000 and $98,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.

Index

5.  Shareholders’ Equity

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through June 30, 2012, the Company has redeemed approximately 10.8 million Units representing $116.2 million, including 0.9 million Units in the amount of $9.8 million and 1.5 million Units in the amount of $16.0 million redeemed during the six months ended June 30, 2012 and 2011.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and the first six months of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the six months ended June 30, 2012 and 2011, approximately 0.7 million Units, representing $8.2 million and 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through June 30, 2012, approximately 10.6 million Units, representing $116.7 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of June 30, 2012 was $0.77 per common share, payable monthly. For the three months ended June 30, 2012 and 2011, the Company made distributions of $0.193 per common share for a total of $17.5 million and $17.6 million.  For the six months ended June 30, 2012 and 2011, the Company made distributions of $0.385 per common share for a total of $35.0 million and $35.3 million.

7.  Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Seven, Inc. (the “Company”), Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

8.  Subsequent Events

In July 2012, the Company declared and paid approximately $5.8 million, or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.3 million or 121,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 364,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 3% of the total 12.7 million requested Units to be redeemed, with approximately 12.3 million requested Units not redeemed.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  As of June 30, 2012, the Company owned 51 hotels within different markets in the United States.  The Company’s first hotel was acquired on April 27, 2006.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first half of 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for 2012 as compared to 2011.  In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Index

The following is a summary of the Company’s results:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total hotel revenue	$56,197	100%	$54,912	100%	2%	$108,696	100%	$104,355	100%	4%
Hotel operating expenses	31,872	57%	31,275	57%	2%	62,268	57%	60,669	58%	3%
Taxes, insurance and other expense	3,235	6%	3,166	6%	2%	6,409	6%	6,260	6%	2%
General and administrative expense	1,735	3%	1,395	3%	24%	3,853	4%	2,514	2%	53%

Depreciation	8,628		8,784		-2%	17,193		17,150		0%
Interest expense, net	2,588		2,547		2%	5,304		4,828		10%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield (1)	122		124		-2%	125		125		0%
ADR	$114		$111		3%	$114		$111		3%
Occupancy	77%		76%		1%	74%		73%		1%
RevPAR	$87		$85		2%	$84		$81		4%
Total rooms sold (2)	445,345		444,591		0%	857,639		844,755		2%
Total rooms available (3)	581,504		581,504		0%	1,163,008		1,157,096		1%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Seven, Inc. (the “Company”), Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2012.  All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	$10,185
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	10,660
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300

Index

Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	178	36,997
Richmond	VA	Marriott	White	1/25/08	410	53,300
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Total					6,426	$901,594

 Results of Operations

As of June 30, 2012, the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 and the first half of 2012. Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income will completely return to pre-recession levels in 2012. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended June 30, 2012 and 2011, the Company had total hotel revenue of $56.2 million and $54.9 million, respectively.  For the six months ended June 30, 2012 and 2011, the Company had total hotel revenue of $108.7 million and $104.4 million. For the three months ended June 30, 2012 and 2011, the hotels achieved average occupancy of 77% and 76%, ADR of $114 and $111, and RevPAR of $87 and $85.  For the six months ended June 30, 2012 and 2011, the hotels achieved average occupancy of 74% and 73%, ADR of $114 and $111, and RevPAR of $84 and $81. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Index

Since the beginning of 2010 and continuing into 2012, the Company has experienced an increase in demand, as demonstrated by the improvement in average occupancy.  In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% during both the second quarter of 2012 as compared to the second quarter of 2011 and for the first half of 2012 as compared to the first half of 2011.  The Company slightly trailed industry growth rates for the second quarter of 2012 due to approximately 6,600 room nights out of service for renovation and the Company’s market’s growth being below average. With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011 despite certain of the Company’s markets being below average growth.  While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for both the first six months of 2012 and 2011 was 125.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2012 and 2011, hotel operating expenses totaled $31.9 million and $31.3 million, representing 57% of total hotel revenue.  For the six months ended June 30, 2012 and 2011, hotel operating expenses totaled $62.3 million and $60.7 million, representing 57% and 58% of total hotel revenue. Results for the three and six months ended June 30, 2012 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance and other expenses for the three months ended June 30, 2012 and 2011 were $3.2 million for each respective period, representing 6% of total hotel revenue. For the six months ended June 30, 2012 and 2011, taxes, insurance, and other expenses were $6.4 million and $6.3 million, representing 6% of total hotel revenue. Taxes have increased due to the reassessment of property values by localities resulting from the improved economy.   Also, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the three months ended June 30, 2012 and 2011 was $1.7 million and $1.4 million, representing 3% of total hotel revenue.  For the six months ended June 30, 2012 and 2011, general and administrative expense was $3.9 million and $2.5 million, representing 4% and 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the six months ended June 30, 2012 and 2011, the Company incurred approximately $0.7 million and $0.4 million, respectively, in legal costs, an increase over prior year due to the legal matters discussed herein and continued costs related to responding to staff of the Securities and Exchange Commission (“SEC”) .  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. We intend to continue to cooperate with the SEC staff, and are engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. We do not believe the issues raised by the SEC staff affect the material accuracy of the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can we predict the timing associated with any such conclusion or resolution. The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012 related to these matters.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Total related costs incurred during the six months ended June 30, 2012 were approximately $0.7 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REIT’s not to move forward with the potential consolidation transaction at that time.

Index

Depreciation expense for the three months ended June 30, 2012 and 2011 was $8.6 million and $8.8 million, and $17.2 million for both the six months ended June 30, 2012 and 2011.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment), for the respective periods owned.

Interest expense, net for the three months ended June 30, 2012 and 2011 was $2.6 million and $2.5 million. Interest expense, net for the six months ended June 30, 2012 and 2011 was $5.3 million and $4.8 million. Interest expense primarily arose from mortgage debt outstanding on 11 of the Company’s hotel properties, in addition to interest on borrowings under the Company’s unsecured credit facility during those periods.  Interest expense for the three and six months ended June 30, 2012 was reduced by capitalized interest of approximately $0.2 million related to renovations at two hotels. As of June 30, 2012, the Company had debt outstanding of $189.3 million compared to $164.9 million at June 30, 2011.  Interest expense increased from 2011 due to the debt increase to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company.  A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.7 million and $0.5 million for the six months ended June 30, 2012 and 2011.  At June 30, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $0.9 million for both the six months ended June 30, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight).  As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

Index

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.8 million and $1.9 million at June 30, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2012 and 2011, the Company recorded a loss of approximately $103,000 and $98,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.

Liquidity and Capital Resources

The Company has an unsecured revolving credit facility, originated in October 2010 that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  The syndicated credit facility provides for a maximum aggregate commitment by the lenders, three commercial banks, of $85 million, and has a scheduled maturity in October 2012. The applicable interest rate under the unsecured revolving credit facility is, at the Company’s option, equal to a) LIBOR (the London Interbank Offered Rate for a one-month term) plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, or b) the banks’ commercial prime rate plus 3.5%. With the availability of the Company’s credit facility, the Company generally maintains little cash on hand, accessing the credit facility as necessary. As a result, cash on hand was $0 at June 30, 2012.  The outstanding balance on the credit facility was $81.0 million at June 30, 2012 and its annual interest rate was 5.0%.  The loan contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

•	Tangible Net Worth must exceed $325 million;

•	Total Debt to Asset Value must not exceed 40%;

Index

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

The Company was in compliance with each of these covenants at June 30, 2012.

The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit (including refinancing its existing credit facility) will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service.  The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles.  The Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. The Company is currently in the process of refinancing this credit facility. If the Company is unsuccessful in the extension or refinancing of debt maturing in future periods, or if it were to default on its debt, it may be unable to make distributions or redemptions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in the first six months of 2012 totaled $35.0 million and were paid monthly at a rate of $0.064167 per common share.  For the same period, the Company’s cash generated from operations was approximately $26.7 million. This shortfall includes a return of capital and was funded primarily by borrowings on the credit facility.  Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2012, the Company held $5.8 million in reserve for capital expenditures.  For the first six months of 2012, the Company spent approximately $4.4 million on capital expenditures and anticipates spending an additional $5 to $7 million for the remainder of the year.  The Company currently does not have any existing or planned projects for new development.

Index

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through June 30, 2012, the Company has redeemed approximately 10.8 million Units representing $116.2 million, including 0.9 million Units in the amount of $9.8 million and 1.5 million Units in the amount of $16.0 million redeemed during the six months ended June 30, 2012 and 2011.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and the first half of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Redemption Program approximately 2% of weighted average Units during 2012.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the six months ended June 30, 2012 and 2011, approximately 0.7 million Units, representing $8.2 million and 1.1 million Units, representing $12.3 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through June 30, 2012, approximately 10.6 million Units, representing $116.7 million in proceeds to the Company, were issued under the plan.

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

Index

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

Subsequent Events

In July 2012, the Company declared and paid approximately $5.8 million, or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.3 million or 121,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 364,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 3% of the total 12.7 million requested Units to be redeemed, with approximately 12.3 million requested Units not redeemed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows on its credit facility. Based on the balance of the Company’s credit facility at June 30, 2012, of $81.0 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $810,000, all other factors remaining the same. The Company’s cash balance at June 30, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Seven, Inc. (the “Company”), Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first half of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through June 30, 2012, the Company has redeemed approximately 10.8 million Units representing $116.2 million. During the six months ended June 30, 2012, the Company redeemed approximately 0.9 million Units in the amount of $9.8 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13%, 6%, 4% and 4% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011 and the first and second quarters of 2012, respectively, leaving approximately 12.1 million Units requested but not redeemed as of the last scheduled redemption date in the second quarter of 2012 (April 2012).  Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2012 (no redemptions occurred in May and June 2012):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2012	441,458	$10.98	441,458		(1)

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
The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 13, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 13, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index