Form 10-Q
period 2012-09-30
Apple REIT Seven, Inc.
filed 2012-11-06
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-52585

Apple REIT Seven, Inc.
(Exact name of registrant as specified in its charter)

Virginia		20-2879175
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia		23219
(Address of principal executive offices)		(Zip Code)

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

Number of registrant’s common shares outstanding as of November 1, 2012: 90,712,459

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple REIT Seven, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $174,105 and $148,257, respectively	$826,352	$846,377
Restricted cash-furniture, fixtures and other escrows	11,123	7,141
Due from third party managers, net	9,124	6,426
Other assets, net	5,113	5,197
Total Assets	$851,712	$865,141

Liabilities
Credit facility	$22,600	$64,700
Mortgage debt	170,399	110,147
Accounts payable and accrued expenses	13,810	12,314
Total Liabilities	206,809	187,161

Shareholders' Equity

Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,958,090 and 91,109,651 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,958,090 and 91,109,651 shares, respectively	898,994	900,555
Distributions greater than net income	(254,115)	(222,599)
Total Shareholders' Equity	644,903	677,980

Total Liabilities and Shareholders' Equity	$851,712	$865,141

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Room revenue	$52,084	$50,920	$150,548	$145,258
Other revenue	4,663	4,907	14,895	14,924
Total revenue	56,747	55,827	165,443	160,182

Expenses:
Operating expense	15,149	14,535	43,818	42,598
Hotel administrative expense	4,127	4,074	12,087	12,086
Sales and marketing	4,331	4,171	12,798	12,133
Utilities	2,590	2,620	6,764	6,908
Repair and maintenance	2,573	2,367	7,340	6,924
Franchise fees	2,387	2,332	6,898	6,640
Management fees	1,883	1,830	5,603	5,309
Taxes, insurance and other	3,309	3,099	9,718	9,359
General and administrative	1,685	1,269	5,538	3,783
Depreciation expense	8,655	8,491	25,848	25,641
Total expenses	46,689	44,788	136,412	131,381

Operating income	10,058	11,039	29,031	28,801

Interest expense, net	2,759	2,602	8,063	7,430

Net income	$7,299	$8,437	$20,968	$21,371

Basic and diluted net income per common share	$0.08	$0.09	$0.23	$0.23

Weighted average common shares outstanding - basic and diluted	90,866	91,356	90,903	91,562

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$20,968	$21,371
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25,848	25,641
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	297	419
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(2,698)	(3,404)
Increase in other assets	(650)	(362)
Increase in accounts payable and accrued expenses	1,927	1,828
Net cash provided by operating activities	45,692	45,493

Cash flows from investing activities:
Capital improvements	(6,255)	(6,013)
Net decrease (increase) in cash restricted for property improvements	(3,270)	9
Net cash used in investing activities	(9,525)	(6,004)

Cash flows from financing activities:
Net proceeds related to issuance of Units	12,180	17,478
Redemptions of Units	(13,835)	(24,040)
Distributions paid to common shareholders	(52,484)	(52,870)
Proceeds from (payments on) extinguished credit facility	(64,700)	11,700
Net proceeds from existing credit facility	22,600	0
Proceeds from mortgage debt	63,000	10,500
Payments of mortgage debt	(2,300)	(2,122)
Deferred financing costs	(628)	(135)
Net cash used in financing activities	(36,167)	(39,489)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

Apple REIT Seven, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of September 30, 2012, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

Significant Accounting Policies

    Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2012 or 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Credit Facility and Mortgage Debt

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. Interest payments are due monthly and the interest rate is equal to the LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility.  The credit facility matures in August 2014. At closing, the Company borrowed approximately $24.5 million under the credit facility to repay the outstanding balance and extinguish the prior $85 million credit facility and pay transaction costs. The balance outstanding under the credit facility on September 30, 2012 was $22.6 million, at an annual interest rate of approximately 3.5%. Loan origination costs totaled approximately $0.3 million and are being amortized as interest expense through the August 2014 maturity date. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

•	Tangible Net Worth must exceed $325 million;

•	Total Debt to Asset Value must not exceed 50%;

•
Cumulative 12 month Distributions and Redemptions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $84 million and quarterly Distributions cannot exceed $0.193 per share, unless such cumulative Net Distributions are less than total Funds From Operations for the period;

•	Loan balance must not exceed 45% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at September 30, 2012.

In August 2012, the Company entered into four mortgage loan agreements with a commercial bank, secured by four hotel properties, for a total of $63.0 million. Scheduled payments of interest and principal totaling approximately $368,000 are due monthly. At closing, the Company used proceeds from each loan to reduce the outstanding balance on the Company’s prior credit facility and pay transaction costs. Combined total loan origination costs of approximately $0.3 million are being amortized as interest expense through the September 2022 maturity date for each loan. The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands.

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Seattle, WA	Residence Inn	4.96%	8/30/2012	9/1/2022	$29,100
Hattiesburg, MS	Courtyard	5.00%	8/24/2012	9/1/2022	5,900
Rancho Bernardo, CA	Courtyard	5.00%	8/24/2012	9/1/2022	15,500
Kirkland, WA	Courtyard	5.00%	8/24/2012	9/1/2022	12,500
Total					$63,000

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $193.0 million and $198.3 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $174.8 million and $175.6 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

4.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company.  A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.1 million and $0.8 million for the nine months ended September 30, 2012 and 2011. At September 30, 2012, $0.4 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.3 million for both the nine months ended September 30, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.8 million and $1.9 million at September 30, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For each of the nine months ended September 30, 2012 and 2011, the Company recorded a loss of approximately $158,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

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

5.  Shareholders’ Equity

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through September 30, 2012, the Company has redeemed approximately 11.1 million Units representing $120.2 million, including 1.3 million Units in the amount of $13.8 million and 2.2 million Units in the amount of $24.0 million redeemed during the nine months ended September 30, 2012 and 2011.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and the first nine months of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Index

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the nine months ended September 30, 2012 and 2011, approximately 1.1 million Units, representing $12.2 million in proceeds to the Company and 1.6 million Units, representing $17.5 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through September 30, 2012, approximately 11.0 million Units, representing $120.7 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of September 30, 2012 was $0.77 per common share, payable monthly. For the three months ended September 30, 2012 and 2011, the Company made distributions of $0.193 per common share for a total of $17.5 million and $17.6 million.  For the nine months ended September 30, 2012 and 2011, the Company made distributions of $0.578 per common share for a total of $52.5 million and $52.9 million.

6.  Legal Proceedings

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

Index

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

7.  Subsequent Events

In October 2012, the Company declared and paid approximately $5.8 million, or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.3 million or 118,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 364,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 3% of the total 13.0 million requested Units to be redeemed, with approximately 12.6 million requested Units not redeemed.

In October 2012, the Company extinguished, through payment of the outstanding principal amount, two mortgage loans secured by its Tallahassee, Florida Fairfield Inn and Lakeland, Florida Courtyard hotels. The mortgage loans had a combined outstanding balance of $6.7 million when extinguished.

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc. In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal. The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units. The Company intends to continue to cooperate with regulatory or governmental inquiries.

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

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  As of September 30, 2012, the Company owned 51 hotels within different markets in the United States.  The Company’s first hotel was acquired on April 27, 2006.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first nine months of 2012, the hotel industry and Company’s revenues have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates low-to-mid single digit revenue percentage increases for the remainder of 2012 as compared to 2011 and similar year over year increases in 2013. Although the Company believes that the hotel industry will continue to improve, several key factors continue to negatively affect economic recovery and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the U.S. economic recovery and the uncertainty surrounding the U.S. fiscal policy.  Therefore, there can be no assurance that revenue at the Company’s hotel properties will continue to grow at the current rate.

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

Index

The following is a summary of the Company’s results:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total hotel revenue	$56,747	100%	$55,827	100%	2%	$165,443	100%	$160,182	100%	3%
Hotel operating expenses	33,040	58%	31,929	57%	3%	95,308	58%	92,598	58%	3%
Taxes, insurance and other expense	3,309	6%	3,099	6%	7%	9,718	6%	9,359	6%	4%
General and administrative expense	1,685	3%	1,269	2%	33%	5,538	3%	3,783	2%	46%

Depreciation	8,655		8,491		2%	25,848		25,641		1%
Interest expense, net	2,759		2,602		6%	8,063		7,430		9%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield (1)	123		127		-3%	124		125		-1%
ADR	$116		$111		5%	$115		$111		4%
Occupancy	76%		78%		-3%	75%		75%		0%
RevPAR	$88		$86		2%	$85		$83		2%
Total rooms sold (2)	446,925		456,735		-2%	1,304,564		1,301,490		0%
Total rooms available (3)	587,416		587,416		0%	1,750,424		1,744,512		0%

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

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2012.  All dollar amounts are in thousands.

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

Index

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

 Results of Operations

As of September 30, 2012, the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 and the first nine months of 2012. Although the Company expects continued modest revenue improvement for the remainder of 2012 and into 2013, it is not anticipated that revenue will completely return to pre-recession levels in 2012. The Company’s hotels in general have shown results consistent with its local markets and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended September 30, 2012 and 2011, the Company had total hotel revenue of $56.7 million and $55.8 million, respectively.  For the nine months ended September 30, 2012 and 2011, the Company had total hotel revenue of $165.4 million and $160.2 million. For the three months ended September 30, 2012 and 2011, the hotels achieved average occupancy of 76% and 78%, ADR of $116 and $111, and RevPAR of $88 and $86.  For the nine months ended September 30, 2012 and 2011, the hotels achieved average occupancy of 75% for each period, ADR of $115 and $111, and RevPAR of $85 and $83. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Since the beginning of 2010, the Company has experienced an increase in demand over prior recessionary periods of 2008 and 2009. While occupancy for the first nine months of 2012 is stable with the same period of 2011, the Company has been able to modestly increase average room rates. Signifying a stabilizing economy, the Company experienced an increase in ADR of 5% during the third quarter of 2012 as compared to the third quarter of 2011 and 4% for the first nine months of 2012 as compared to the same period in 2011. Although the Company has realized modest revenue growth, its growth rate trails the overall industry growth rate, which is in the mid single digits as compared to 2011.  The below average growth is due primarily to factors specific to the individual markets where the Company’s hotels are located. Many of the Company’s markets have been impacted by declining demand from the government sector and increased supply.  With steady demand and room rate improvement, the Company is forecasting a low-to-mid single digit percentage increase in revenue for the remainder of 2012 as compared to 2011 with the trend expected to continue in 2013. Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first nine months of 2012 and 2011 was 124 and 125.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2012 and 2011, hotel operating expenses totaled $33.0 million and $31.9 million, representing 58% and 57% of total hotel revenue.  For the nine months ended September 30, 2012 and 2011, hotel operating expenses totaled $95.3 million and $92.6 million, representing 58% of total hotel revenue. Results for the three and nine months ended September 30, 2012 reflect the impact of modest increases in revenues at most of the Company’s hotels and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance and other expenses for the three months ended September 30, 2012 and 2011 were $3.3 million and $3.1 million, representing 6% of total hotel revenue for each period. For the nine months ended September 30, 2012 and 2011, taxes, insurance, and other expenses were $9.7 million and $9.4 million, representing 6% of total hotel revenue. Taxes have increased due to reassessment of property values by localities resulting from the improved economy. Insurance rates have increased in 2012 due to property and casualty carriers’ losses world-wide in the past year.

Index

General and administrative expense for the three months ended September 30, 2012 and 2011 was $1.7 million and $1.3 million, representing 3% and 2% of total hotel revenue.  For the nine months ended September 30, 2012 and 2011, general and administrative expense was $5.5 million and $3.8 million, representing 3% and 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the nine months ended September 30, 2012 and 2011, the Company incurred approximately $1.3 million and $0.7 million, respectively, in legal costs, an increase over the prior year due to the legal matters discussed herein and continued costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012 related to these matters and possibly into 2013.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Total costs incurred during the nine months ended September 30, 2012 were approximately $0.7 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REIT’s not to move forward with the potential consolidation transaction at that time.

Depreciation expense for the three months ended September 30, 2012 and 2011 was $8.7 million and $8.5 million, and $25.8 million and $25.6 million for the nine months ended September 30, 2012 and 2011.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment), for the respective periods owned.

Interest expense, net for the three months ended September 30, 2012 and 2011 was $2.8 million and $2.6 million. Interest expense, net for the nine months ended September 30, 2012 and 2011 was $8.1 million and $7.4 million. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s credit facility.  Interest expense for the nine months ended September 30, 2012 and 2011 was reduced by capitalized interest of approximately $0.2 million and $0.1 million in conjunction with hotel renovations. As of September 30, 2012, the Company had debt outstanding of $193.0 million compared to $167.6 million at September 30, 2011.  For the nine month periods ended September 30, 2012 and 2011, interest expense increased from 2011 due to an increase in the average outstanding balance of the Company’s debt. The increase in overall debt outstanding during 2012 is to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company.  A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.1 million and $0.8 million for the nine months ended September 30, 2012 and 2011. At September 30, 2012, $0.4 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.3 million for both the nine months ended September 30, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.8 million and $1.9 million at September 30, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For each of the nine months ended September 30, 2012 and 2011, the Company recorded a loss of approximately $158,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

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

Liquidity and Capital Resources

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. With the availability of this credit facility, the Company generally maintains little cash on hand, accessing the facility as necessary.  As a result, cash on hand was $0 at September 30, 2012.  The outstanding balance on the credit facility as of September 30, 2012 was $22.6 million, and its annual interest rate was approximately 3.5%.

At closing, the Company borrowed approximately $24.5 million under the credit facility to repay the outstanding balance and extinguish the prior $85 million credit facility and to pay transaction costs. Loan origination costs totaled approximately $0.3 million and are being amortized as interest expense through the August 2014 maturity date. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

•	Tangible Net Worth must exceed $325 million;

•	Total Debt to Asset Value must not exceed 50%;

•
Cumulative 12 month Distributions and Redemptions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $84 million and quarterly Distributions cannot exceed $0.193 per share, unless such cumulative Net Distributions are less than total Funds From Operations for the period;

•	Loan balance must not exceed 45% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

 The Company was in compliance with each of these covenants at September 30, 2012.

In August 2012, the Company entered into four mortgage loan agreements with a commercial bank, secured by four hotel properties for a total of $63.0 million. Scheduled payments of interest and principal totaling approximately $368,000 are due monthly. At closing, the Company used proceeds from each loan to reduce the outstanding balance on the Company’s prior credit facility and pay transaction costs. Combined total loan origination costs of approximately $0.3 million are being amortized as interest expense through the September 2022 maturity date for each loan. The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands.

Index

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Seattle, WA	Residence Inn	4.96%	8/30/2012	9/1/2022	$29,100
Hattiesburg, MS	Courtyard	5.00%	8/24/2012	9/1/2022	5,900
Rancho Bernardo, CA	Courtyard	5.00%	8/24/2012	9/1/2022	15,500
Kirkland, WA	Courtyard	5.00%	8/24/2012	9/1/2022	12,500
Total					$63,000

The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service.  The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and lodging industry as compared to pre-recession levels, the Company has and will, if necessary, attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company were to default on its debt or be unable to refinance debt maturing in the future it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in the first nine months of 2012 totaled $52.5 million and were paid monthly at a rate of $0.064167 per common share.  For the same period, the Company’s cash generated from operations was approximately $45.7 million. This shortfall includes a return of capital and was funded primarily by borrowings on the credit facility.  Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2012, the Company held $8.7 million in reserve for capital expenditures.  For the first nine months of 2012, the Company spent approximately $6.3 million on capital expenditures and anticipates spending approximately $5 million for the remainder of the year.  The Company currently does not have any existing or planned projects for new development.

Index

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through September 30, 2012, the Company has redeemed approximately 11.1 million Units representing $120.2 million, including 1.3 million Units in the amount of $13.8 million and 2.2 million Units in the amount of $24.0 million redeemed during the nine months ended September 30, 2012 and 2011.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and the first nine months of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Redemption Program approximately 2% of weighted average Units during 2012.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the nine months ended September 30, 2012 and 2011, approximately 1.1 million Units, representing $12.2 million in proceeds to the Company and 1.6 million Units, representing $17.5 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through September 30, 2012, approximately 11.0 million Units, representing $120.7 million in proceeds to the Company, were issued under the plan.

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

Index

Subsequent Events

In October 2012, the Company declared and paid approximately $5.8 million, or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.3 million or 118,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 364,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 3% of the total 13.0 million requested Units to be redeemed, with approximately 12.6 million requested Units not redeemed.

In October 2012, the Company extinguished, through payment of the outstanding principal amount, two mortgage loans secured by its Tallahassee, Florida Fairfield Inn and Lakeland, Florida Courtyard hotels. The mortgage loans had a combined outstanding balance of $6.7 million when extinguished.

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc. In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal. The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units. The Company intends to continue to cooperate with regulatory or governmental inquiries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows on its credit facility. Based on the balance of the Company’s credit facility at September 30, 2012 of $22.6 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $226,000, all other factors remaining the same. The Company’s cash balance at September 30, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc. In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal. The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units. The Company intends to continue to cooperate with regulatory or governmental inquiries.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first nine months of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through September 30, 2012, the Company has redeemed approximately 11.1 million Units representing $120.2 million. During the nine months ended September 30, 2012, the Company redeemed approximately 1.3 million Units in the amount of $13.8 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13%, 6%, 4%, 4% and 3% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011 and the first, second, and third quarters of 2012, respectively, leaving approximately 12.3 million Units requested but not redeemed as of the last scheduled redemption date in the third quarter of 2012 (July 2012).  Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the third quarter of 2012 (no redemptions occurred in August and September 2012):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2012	364,299	$10.98	364,299		(1)

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
The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 6, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 6, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index