Form 10-K
period 2012-12-31
Apple REIT Seven, Inc.
filed 2013-03-06
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

There is currently no established public trading market on which the Company’s common shares are traded. Based upon the price that the Company’s common equity last sold through its Dividend Reinvestment Plan, which was $11, on June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was $1,000,173,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2013 was 90,777,202.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2013.

Index

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

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Seven, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries, changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company is a Virginia corporation that was formed in May 2005 to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005, with its first investor closing under its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) on March 15, 2006. The Company acquired its first property on April 27, 2006. The Company completed its best-efforts offering of Units in July 2007. As of December 31, 2012, the Company owned 51 hotels operating in 18 states.

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

Website Access

The address of the Company’s Internet website is www.applereitseven.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference in this report.

Index

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. The Company’s acquisition strategy, substantially complete as of September 2008, included purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the performance of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management, thereby improving hotel revenue and operating performance, and franchising the hotels with leading brands, thereby improving the performance of each hotel in its local market.  When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned renovations and strong asset management of its portfolio will continue to improve financial results over the long-term, although there can be no assurance of these results.

Financing

The Company has twelve mortgage notes payable as of December 31, 2012: seven that were assumed with the acquisition of hotels, one that was originated in February 2011, and four that were originated in August 2012. These notes had a total outstanding balance of $161.8 million at December 31, 2012, maturity dates ranging from April 2013 to September 2022, and interest rates ranging from 4.96% to 6.95%. One of the mortgage notes payable is jointly secured by two hotel properties.

The Company also has a $40 million unsecured credit facility with a commercial bank, which originated in August 2012, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. Interest payments are due monthly and the interest rate is equal to the LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. The credit facility, which matures in August 2014, had an outstanding balance at December 31, 2012 of $35.6 million, at an annual interest rate of approximately 3.46%.

The Company’s principal sources of liquidity are operating cash flow generated from the Company’s properties and its $40 million credit facility. The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company were unable to extend its maturing debt in future periods or if it were default on its debt, it may be unable to make distributions or redemptions.

Hotel Industry and Competition

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

Hotel Operating Performance

At December 31, 2012, the Company owned seven Hilton Garden Inn hotels, seven Residence Inn hotels, ten Courtyard hotels, twelve Homewood Suites hotels, three Fairfield Inns, four SpringHill Suites, four

Index

TownePlace Suites, three Hampton Inn hotels, and one full-service Marriott hotel. They are located in 18 states and, in aggregate, consist of 6,426 rooms.  The Company’s portfolio of hotels is unchanged from December 31, 2011.

Room revenue for these hotels for the year ended December 31, 2012 totaled $195.3 million, and the hotels achieved average occupancy of 73%, ADR of $114 and RevPAR of $83. Room revenue for the year ended December 31, 2011 totaled $188.7 million, and the Company’s hotels achieved average occupancy of 73%, ADR of $110 and RevPAR of $80. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  However, economic conditions have shown evidence of improvement in 2011 and continued in 2012. Since the beginning of 2010, the Company has experienced an increase in demand over prior recessionary periods of 2008 and 2009.  While occupancy levels have stabilized, the Company has been able to modestly increase average room rates, which has led to an increase in ADR during 2012 as compared to the prior year. Although the Company realized modest revenue growth, its growth rate trailed the overall industry growth rate, which is in the mid-single digits as compared to 2011.  The below average growth rate is due primarily to factors specific to the individual markets where the Company’s hotels are located. Many of the Company’s markets have been impacted by declining demand from the government sector and increased supply. With steady demand and room rate improvement, the Company is forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.  Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2012 and 2011 was 124 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market; with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Part II, Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Dimension, Hilton, Inn Ventures, LBA, Marriott, Western, or White. The agreements generally provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.2 million, $6.9 million and $6.6 million, respectively, in management fees.

Dimension, LBA, Inn Ventures, Western, and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $9.0 million, $8.6 million and $8.2 million, respectively, in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or

Index

refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2012 and 2011, the Company’s capital expenditures were approximately $7.4 million and $8.4 million, respectively.

Employees

The Company does not have any employees. During 2012, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from Apple Seven Advisors, Inc., which in turn utilizes personnel from Apple Fund Management, LLC, a subsidiary of Apple REIT Six, Inc.

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

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price with addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2012, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2012, 2011 and 2010 under this contract.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.5 million, $1.0 million and $1.0 million for the years ended December

Index

31, 2012, 2011 and 2010. At December 31, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The increase in 2012 is due to the Company reaching the middle tier of the fee range under the advisory agreement, due to improved operating results.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

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

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors.  The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, Apple Nine Advisors, Inc. and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to Apple Nine Advisors, Inc., if it occurs, will have no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining Companies’ share of the allocated costs.

On November 29, 2012, and in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

A7A and ASRG are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also

Index

on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.9 million at December 31, 2012 and 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.9 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  See Item 7 Management’s Discussion and Analysis of Expenses for the years ended 2012 and 2011 for more information on legal fees incurred.

Item 1A.	Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value. You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

General Local and National Economic Conditions

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the operating results and the value of properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Environment in the Lodging Industry

The United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment.  Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry.  Although operating results have

Index

improved, high levels of unemployment and sluggish business and consumer travel trends have been evident during the past three years.  Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent.  A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and, in turn, negatively impacting the Company’s future growth prospects and results of operations.

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

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof) operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

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

Illiquidity of Shares

There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity. There also is no definite value for the Units when a liquidity event occurs. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

Index

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

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation; and as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities.

Compliance with Financial Covenants

The Company’s $40 million unsecured credit facility entered into in August 2012 contains financial covenants that could require the loans to be prepaid prior to maturity or restrict the amount and timing of distributions to shareholders. The covenants include, among others, a minimum tangible net worth, debt service coverage and fixed charge coverage ratio.

Securities Class Action Lawsuits and Governmental Regulatory Oversight

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future. Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the

Index

possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel mangers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available at reasonable rates.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  There also can be risks such as certain environmental hazards that may be deemed to fall outside the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy.Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Index

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2012, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms, consisting of the following:

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

Index

Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized	Total
					Bldg./	Bldg	Gross	Acc	Date of	Date	Depreciable	# of
City	State	Brand	Encumbrances	Land	FF&E /Other	Imp. & FF&E	Cost (1)	Deprec	Construction	Acquired	Life	Rooms
Montgomery	AL	Homewood Suites	$0	$972	$10,038	$446	$11,456	$(2,300)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	0	761	9,964	1,618	12,343	(2,337)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	0	497	5,872	335	6,704	(1,399)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	0	639	9,883	1,521	12,043	(2,848)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	0	736	9,891	240	10,867	(2,251)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	0	1,086	10,895	228	12,209	(2,457)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	0	1,163	8,414	92	9,669	(1,730)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	0	564	4,249	(1,504) (2)	3,309	(808)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	0	1,082	8,750	81	9,913	(1,615)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	0	800	8,388	31	9,219	(1,499)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	0	816	9,102	22	9,940	(1,680)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	0	995	15,963	76	17,034	(2,759)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	0	5,009	30,357	2,407	37,773	(6,982)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	15,424	4,658	32,282	804	37,744	(6,199)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	0	4,501	21,444	123	26,068	(3,836)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	13,589	7,334	26,235	2,461	36,030	(4,767)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	0	5,683	37,949	2,810	46,442	(7,047)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	10,710	2,339	17,339	865	20,543	(3,166)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	0	2,510	18,553	207	21,270	(3,570)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	0	1,778	12,284	772	14,834	(2,925)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	8,405	3,206	22,161	2,205	27,572	(4,987)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	0	904	6,208	(1,764) (2)	5,348	(1,148)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	0	1,549	8,844	743	11,136	(1,667)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	0	0	15,463	185	15,648	(2,487)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	0	0	7,620	(2,652) (2)	4,968	(1,367)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	0	0	10,115	98	10,213	(2,032)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	0	1,188	8,758	25	9,971	(1,553)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	0	0	8,643	28	8,671	(1,586)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	0	2,015	19,589	519	22,123	(4,032)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	14,872	4,579	39,507	1,598	45,684	(7,548)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	5,871	873	8,918	127	9,918	(1,932)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,316	332	4,932	1,298	6,562	(1,615)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	10,922	2,731	19,498	3,902	26,131	(5,080)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	0	2,607	11,375	2,093	16,075	(3,108)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	0	3,665	16,481	2,231	22,377	(3,940)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	0	3,153	24,428	2,344	29,925	(4,943)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	0	551	6,822	293	7,666	(1,608)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	0	1,712	9,757	2,349	13,818	(2,968)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	10,170	1,093	13,054	296	14,443	(3,161)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	0	1,131	7,743	112	8,986	(1,711)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	0	498	7,578	216	8,292	(1,791)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	0	700	11,525	32	12,257	(2,159)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	0	1,545	11,312	1,654	14,511	(2,509)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	0	1,126	13,093	10	14,229	(2,384)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	0	1,169	14,656	67	15,892	(2,541)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	4,775	1,352	10,394	2,967	14,713	(3,250)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	0	4,010	32,832	4,427	41,269	(6,860)	1987	Jul-07	3 - 39 yrs.	178
Richmond	VA	Marriott	22,376	0	59,614	15,915	75,529	(18,093)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	28,956	0	60,489	6,883	67,372	(14,869)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	0	1,310	15,126	46	16,482	(3,064)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	12,439	3,507	28,507	235	32,249	(4,646)	2006	Oct-07	3 - 39 yrs.	150

			$161,825	$90,429	$842,894	$62,117	$995,440	$(182,814)				6,426

(1) The cost basis for Federal Income Tax purposes approximates the basis used in this schedule, except for an impairment loss of approximately $6.6 million included in this schedule.
(2) Amount includes a reduction in cost due to impairment loss.

Index

Investment in real estate at December 31, 2012 consisted of the following (in thousands):

Land	$90,429
Building and Improvements	829,144
Furniture, Fixtures and Equipment	73,045
Franchise Fees	2,822
995,440
Less Accumulated Depreciation	(182,814)
Investments in Real Estate, net	$812,626

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. putative class action lawsuit which was filed on June 20, 2011.

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

Index

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

Item 4.               Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded. As of December 31, 2012, there were 90.9 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. As of February 28, 2013, the Units were held by approximately 19,800 beneficial shareholders.

The Company is currently selling shares to its existing shareholders at a price of $11.00 per share through its Dividend Reinvestment Plan. This price is based on the most recent price at which an unrelated person purchased the Company’s Units from the Company. The Company also uses the original price paid for the Units ($11.00 per Unit in most cases) for redemptions under its Unit Redemption Program with the intention of providing limited liquidity based on those interested in purchasing additional Units through the Company’s Dividend Reinvestment Plan. As discussed further below, since inception of the Company’s Dividend Reinvestment Plan and Unit Redemption Program, 11.3 million Units have been issued and 11.5 million Units redeemed. The price of $11.00 is not based on an appraisal or valuation of the Company or its assets. In each of the years ended December 31, 2012 and 2011, there were tender offers made for the Units of the Company by a group of related bidders.  In July 2011, bidders announced that they acquired 23,602 Units for $3 per Unit.  In December 2011, bidders announced that they acquired 25,989 Units for $4 per Unit.  In May 2012, bidders announced that they acquired 25,669 Units for $5 per Unit.  In December 2012, bidders announced that they acquired 82,438 Units for $5 per Unit.  The total Units acquired by the four tender offers (as announced by bidders during 2012 and 2011) were 157,698 Units, representing approximately 0.17% of the Company’s outstanding Units at December 31, 2012.  The weighted average price paid for Units through applicable tender offers and the Company’s Unit Redemption Program was approximately $10.60 in 2012 and $10.85 in 2011.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions totaled $70.0 million in 2012, $70.4 million in 2011, and $71.3 million in 2010. Distributions from May 2009 through December 2012 were paid monthly at a rate of $0.064167 per common share. Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement can potentially limit distributions to $84 million annually, subject to operational results, unless the Company is required to distribute more to meet REIT requirements.  In 2013 the Company’s Board of Directors approved a reduction of the monthly distribution rate to $0.055 per common share ($0.66 on an annual basis) effective for the distribution the Company plans to pay in April 2013.

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the years ended December 31, 2012 and 2011, approximately 1.5 million Units, representing $16.0 million in proceeds to the Company, and 2.0 million Units, representing $22.0 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through December 31, 2012, approximately 11.3 million Units, representing $124.5 million in proceeds to the Company, were issued under the plan. As of December 31, 2012 and 2011 the Company had approximately 19.4 million and 22.8 million Units participating in the Dividend Reinvestment Plan.  Since there continues to be demand for the Units at $11 per Unit, the Company’s Board of Directors does not believe the current offering price under the Dividend Reinvestment Plan should be changed at this time. However, the Board of Directors could change the price as it determines appropriate.

Index

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since January 2011, total redemption requests have exceeded the authorized amount of redemptions and, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 11.5 million Units representing $124.2 million. During the year ended December 31, 2012, the Company redeemed approximately 1.6 million Units in the amount of $17.8 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13%, 6%, 4%, 4%, 3% and 3% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011 and the first, second, third, and fourth quarters of 2012, respectively, leaving approximately 12.6 million Units requested but not redeemed as of the last scheduled redemption date in the fourth quarter of 2012 (October 2012). Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209
October 2012	13,003,443	363,755	12,639,688

The following is a summary of redemptions during the fourth quarter of 2012 (no redemptions occurred in November and December of 2012):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2012	363,755	$10.99	363,755	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

In May 2005 the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A7A, or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-

Index

employee directors’ stock option plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2012, options to purchase 440,370 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	440,370	$11.00	1,159,175
Incentive Plan	—	$—	4,029,318

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2012, 2011, 2010, 2009 and 2008. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

(in thousands except per share and statistical data)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues:
Room revenue	$195,316	$188,652	$181,161	$174,042	$195,414
Other revenue	20,629	20,227	19,370	17,673	18,877
Total revenue	215,945	208,879	200,531	191,715	214,291

Expenses:
Hotel operating expenses	125,517	122,148	116,895	113,968	124,588
Taxes, insurance and other	13,138	12,552	12,229	13,717	13,559
General and administrative	7,196	5,031	5,177	4,600	5,881
Depreciation	34,557	34,160	33,174	32,425	28,434
Gain from settlement of contingency	-	-	(3,099)	-	-
Loss from impairment of depreciable real estate assets	6,640	-	-	-	-
Interest expense, net	10,711	9,975	7,837	6,292	3,766
Total expenses	197,759	183,866	172,213	171,002	176,228
Net income	$18,186	$25,013	$28,318	$20,713	$38,063

Per Share:
Net income per common share	$0.20	$0.27	$0.31	$0.22	$0.41
Distributions paid per common share	$0.77	$0.77	$0.77	$0.81	$0.88
Weighted-average common shares outstanding - basic and diluted	90,891	91,435	92,627	93,472	92,637

Balance Sheet Data (at end of period):
Cash and cash equivalents	$-	$-	$-	$-	$20,609
Investment in real estate, net	$812,626	$846,377	$872,169	$902,293	$920,688
Total assets	$835,503	$865,141	$891,967	$923,887	$967,844
Notes payable	$198,123	$174,847	$148,017	$117,787	$109,275
Shareholders' equity	$624,463	$677,980	$733,300	$792,257	$845,753
Net book value per share	$6.87	$7.44	$7.97	$8.47	$9.04

Other Data:
Cash Flow From (Used In):
Operating activities	$60,806	$60,035	$59,915	$55,460	$69,025
Investing activities	$(12,134)	$(6,882)	$(2,310)	$(10,926)	$(127,519)
Financing activities	$(48,672)	$(53,153)	$(57,605)	$(65,143)	$(63,334)
Number of hotels owned at end of period	51	51	51	51	51
Average Daily Rate (ADR) (a)	$114	$110	$108	$111	$120
Occupancy	73%	73%	71%	67%	71%
Revenue Per Available Room (RevPAR) (b)	$83	$80	$77	$74	$86
Total Rooms Sold (c)	1,712,349	1,707,819	1,671,174	1,568,916	1,623,062
Total Rooms Available (d)	2,352,344	2,346,432	2,346,432	2,345,356	2,272,353

Modified Funds From Operations Calculation (e):
Net income	$18,186	$25,013	$28,318	$20,713	$38,063
Loss from impairment of depreciable real estate assets	6,640	-	-	-	-
Depreciation of real estate owned	34,557	34,160	33,174	32,425	28,434
Funds from operations	59,383	59,173	61,492	53,138	66,497
Gain from settlement of contingency	-	-	(3,099)	-	-
Modified funds from operations	$59,383	$59,173	$58,393	$53,138	$66,497

Index

(a) Total room revenue divided by number of rooms sold.
(b) ADR multiplied by occupancy percentage.
(c) Represents actual number of room nights sold during period.
(d) Represents number of rooms owned by the Company multiplied by the number of nights in the period.
(e) Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, or loss from impairment of depreciable real estate assets, plus depreciation and amortization. Modified funds from operations (MFFO) excludes any gain or loss from the settlement of a contingency. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP.  The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company.  The Company's definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies.  FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Index

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets, or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As of December 31, 2012, the Company owned 51 hotels within different markets in the United States. The Company’s first hotel was acquired on April 27, 2006 and the last hotel was purchased in September 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in April 2006.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition. Beginning in 2011 and continuing throughout 2012, the hotel industry and Company’s revenues have shown improvement from the significant decline in the industry during 2008 through 2010. Although there is no way to predict future general economic conditions, and there are several key factors that continue to negatively affect economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting  a mid-single digit percentage increase in revenue for 2013 as compared to 2012.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to other hotels

Index

in its local market, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. In January 2013, the Company committed to sell three underperforming assets, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia and Tallahassee, Florida. Due to the change in anticipated hold period of these assets, the estimated undiscounted cash flow for these properties was estimated to be less than their carrying value; therefore the Company recognized a loss of $6.6 million in the fourth quarter of 2012 to adjust the basis of the properties to their estimated fair market value.

The following is a summary of the Company’s results for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total revenue	$215,945	100%	$208,879	100%	3%
Hotel operating expenses	125,517	58%	122,148	58%	3%
Taxes, insurance and other expense	13,138	6%	12,552	6%	5%
General and administrative expense	7,196	3%	5,031	2%	43%

Loss on impairment of depreciable real estate assets	6,640		0		N/A
Depreciation	34,557		34,160		1%
Interest expense, net	10,711		9,975		7%

Number of hotels	51		51		0%
Average Market Yield (1)	124		126		-2%
ADR	$114		$110		4%
Occupancy	73%		73%		0%
RevPAR	$83		$80		4%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. putative class action lawsuit, which was filed on June 20, 2011.

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

Index

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

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at December 31, 2012. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Houston	TX	Residence Inn	Western	4/27/06	129	$13,600
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	10,185
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	10,660
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	$11,606
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Tallahassee	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Dothan	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
Alexandria	VA	Courtyard	Marriott	7/13/07	178	36,997
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
Richmond	VA	Marriott	White	1/25/08	410	53,300
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000

					6,426	$901,594

Index

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Company (“Dimension”), Hilton Worldwide (“Hilton”), Inn Ventures, Inc. (“Inn Ventures”), Larry Blumberg & Associates (“LBA”), Marriott International, Inc. (“Marriott”), Western International (“Western”), or White Lodging Services Corporation (“White”). The agreements generally provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.2 million, $6.9 million and $6.6 million, respectively, in management fees.

Dimension, Inn Ventures, LBA, Western, and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $9.0 million, $8.6 million and $8.2 million, respectively, in franchise fees.

Results of Operations for Years 2012 and 2011

As of December 31, 2012 the Company owned 51 hotels with 6,426 rooms. The Company’s portfolio of hotels owned is unchanged since December 31, 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. However, economic conditions have shown evidence of improvement during the past two years. As a result, the Company expects improvement in revenue and operating income in 2013 as compared to 2012. The Company’s hotels in general have shown results consistent with its local markets and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the years ended December 31, 2012 and 2011, the Company had total hotel revenue of $215.9 million and $208.9 million, respectively. For the year ended December 31, 2012, the hotels achieved combined average occupancy of approximately 73%, ADR of $114 and RevPAR of $83.  For the year ended December 31, 2011, the hotels achieved combined average occupancy of approximately 73%, ADR of $110 and RevPAR of $80. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Since the beginning of 2010, the Company has experienced an increase in demand over prior recessionary periods of 2008 and 2009. While occupancy for 2012 is stable with the prior year, the Company has been able to modestly increase average room rates. Signifying a stabilizing economy, the Company experienced an increase in ADR of 4% during 2012 as compared to the prior year. Although the Company realized modest revenue growth, its RevPAR growth rate of approximately 4% was behind the overall industry growth rate, which was approximately 7%, as compared to 2011. The below average growth is due primarily to factors specific to the individual markets where the Company’s hotels are located.  Several of the Company’s markets are heavily dependent upon the government sector which has had a declining demand in certain markets. Overall, with steady demand and room rate improvement, the Company is forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012. Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2012 and 2011 was 124 and 126. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided

Index

by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2012 and 2011, hotel operating expenses totaled $125.5 million and $122.1 million, representing 58% of total hotel revenue for each period. Hotel operational expenses for 2012 reflect the impact of modest increases in revenues at most of the Company’s hotels and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2012 and 2011 were $13.1 million and $12.6 million, representing 6% of total hotel revenue for each period. Taxes have increased due to reassessment of property values by localities resulting from the improved economy. Insurance rates increased in 2012 due to property and casualty carriers’ losses world-wide in the past year. With the improved economy, the Company anticipates continued increases in property tax assessments in 2013 and a moderate increase in insurance rates.

General and administrative expense for the years ended December 31, 2012 and 2011 was $7.2 million and $5.0 million, representing 3% and 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. Total advisory fees incurred by the Company increased by approximately $0.5 million in 2012 as compared to the prior year due to the Company reaching the middle tier of the fee range under the advisory agreement. During the years ended December 31, 2012 and 2011, the Company incurred approximately $1.6 million and $0.9 million, respectively, in legal costs related to the legal matters discussed herein and continued costs responding to requests from the staff of the Securities and Exchange Commission (“SEC”). The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies.  Total costs for these legal matters across all of the Apple REIT Companies was $7.3 million in 2012.  The Company anticipates it will continue to incur significant legal costs at least during the first half of 2013 related to these matters. Also during the fourth quarter of 2011 the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Total costs incurred during 2012 and 2011 were approximately $0.7 million and $0.1 million. In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Depreciation expense for the years ended December 31, 2012 and 2011 was $34.6 million and $34.2 million.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment) for their respective periods owned.

Interest expense, net, for the years ended December 31, 2012 and 2011 was $10.7 million and $10.0 million. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s unsecured credit facilities. Interest expense for the years ended December 31, 2012 and 2011 was reduced by capitalized interest of approximately $0.3 million and $0.2 million

Index

in conjunction with hotel renovations. As of December 31, 2012, the Company had debt outstanding of $198.1 million compared to $174.8 million at December 31, 2011. For the years ended December 31, 2012 and 2011, interest expense increased from 2011 primarily due to an increase in the average outstanding balance of the Company’s debt. The increase in overall debt outstanding during 2012 is to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Results of Operations for Years 2011 and 2010

Revenues

For the years ended December 31, 2011 and 2010, the Company had total hotel revenue of $208.9 million and $200.5 million. For the year ended December 31, 2011, the hotels achieved average occupancy of 73%, ADR of $110 and RevPAR of $80. For the year ended December 31, 2010, the hotels achieved average occupancy of 71%, ADR of $108 and RevPAR of $77. Since the beginning of 2010, the Company experienced an increase in demand, as shown by the improvement in average occupancy of 3% in 2011 as compared to 2010. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 2% in 2011 as compared to 2010.  The Company’s average Market Yield for 2011 and 2010 was 127 and 126, and excluded hotels under renovation.

Expenses

For the years ended December 31, 2011 and 2010, hotel operating expenses totaled $122.1 million and $116.9 million, representing 58% of total hotel revenue for each period. Hotel operational expenses for 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging and relatively flat to low-growth economic environment during 2011.

Taxes, insurance, and other expenses for the years ended December 31, 2011 and 2010 were $12.6 million and $12.2 million, representing 6% of total hotel revenue for each period. Increases in these expenses for 2011 versus the prior year reflect higher real estate property tax assessments due to the improved economy.

General and administrative expense for the years ended December 31, 2011 and 2010 was $5.0 million and $5.2 million, representing 2% and 3% of total hotel revenue. During 2011 and 2010, the Company incurred approximately $900,000 and $500,000, respectively in legal costs related to the legal matters discussed herein and costs related to responding to requests from the staff of the SEC as discussed above.  Also, during the fourth quarter of 2011, the Company incurred costs totaling $90,000 associated with its evaluation of a potential consolidation transaction with the other Apple REITs as discussed above.

Depreciation expense for the years ended December 31, 2011 and 2010 was $34.2 million and $33.2 million, respectively.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment) for their respective periods owned.

Interest expense, net, for the years ended December 31, 2011 and 2010 was $10.0 million and $7.8 million, respectively. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s credit facility.  As of December 31, 2011, the Company had debt outstanding of $174.8 million compared to $148.0 million at December 31, 2010. The increase in interest expense from 2010 was due to an increase in the average outstanding balance of the Company’s debt. The increase in overall debt outstanding during 2011 was to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Gain from settlement of contingency

The Company recorded other income of $3.1 million in November 2010 arising from the de-recognition of a liability for taxes, previously assumed at purchase in January 2008 of the full service Marriott hotel in Richmond, VA. The de-recognition was a non-cash transaction and had no impact on the Company’s net cash provided by operating activities for the year ended December 31, 2010. The taxing authority to whom the tax liability was due, refinanced the debt related to the tax and therefore extinguished the Company’s liability.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be

Index

different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price with addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2012, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2012, 2011 and 2010 under this contract.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.5 million, $1.0 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The increase in 2012 is due to the Company reaching the middle tier of the fee range under the advisory agreement, due to improved operating results.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

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

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors.  The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

Index

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, Apple Nine Advisors, Inc. and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to Apple Nine Advisors, Inc., if it occurs, will have no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining Companies’ share of the allocated costs.

On November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

A7A and ASRG are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.9 million at December 31, 2012 and 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.9 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares each Series B

Index

convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. If a conversion event had occurred at December 31, 2012, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

 Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2012:

		Amount of Commitments Expiring per Period
(000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $39.9 million)	$237,354	$39,810	$97,797	$31,729	$68,018
Ground Leases	97,111	1,052	2,300	2,325	91,434
	$334,465	$40,862	$100,097	$34,054	$159,452

Capital Resources

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. With the availability of the Company’s credit facility, the Company generally maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at December 31, 2012 and 2011. The outstanding balance

Index

on the credit facility as of December 31, 2012 was $35.6 million and its annual interest rate was 3.46%.

At closing, the Company borrowed approximately $24.5 million under the credit facility to repay the outstanding balance and extinguish its prior $85 million credit facility and to pay transaction costs.  Loan origination costs totaled approximately $0.3 million and are being amortized as interest expense through the August 2014 maturity date. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

•	Tangible Net Worth must exceed $325 million;

•	Total Debt to Asset Value must not exceed 50%;

•
Cumulative 12 month Distributions and Redemptions, net of proceeds from the Company’s Dividend Reinvestment Program, must not exceed $84 million, and quarterly Distributions will not exceed $0.193 per share, unless such cumulative Net Distributions are less than total Funds From Operations for the period;

•	Loan balance must not exceed 45% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at December 31, 2012.

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

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Hattiesburg, MS	Courtyard	5.00%	8/24/2012	9/1/2022	$5,900
Rancho Bernardo, CA	Courtyard	5.00%	8/24/2012	9/1/2022	15,500
Kirkland, WA	Courtyard	5.00%	8/24/2012	9/1/2022	12,500
Seattle, WA	Residence Inn	4.96%	8/30/2012	9/1/2022	29,100
Total					$63,000

The Company has three secured mortgage notes payable that mature in 2013. The Company extinguished one of the loans in February 2013 through a short-term increase in its line of credit and intends to refinance the extinguished loan and the other maturing loans with long term loans.

Capital Uses

In October 2012, the Company extinguished through payment of the outstanding principal, two mortgage notes payable.  The mortgage loans for the Tallahassee, Florida Fairfield Inn and the Lakeland, Florida Courtyard, originally assumed at acquisition of the hotels, had principal balances at pay-off of approximately $3.0 million and $3.6 million, respectively.

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $40 million revolving credit facility. The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. With the depressed

Index

financial results of the Company and lodging industry as compared to pre-recession levels, the Company has and will, if necessary, attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were to default or be unable to refinance debt maturing in the future, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2012 totaled $70.0 million and were paid monthly at a rate of $0.064167 per common share. Total 2012 dividends paid equaled $0.77 per common share. For the same period the Company’s cash generated from operations was approximately $60.8 million. This shortfall includes a return of capital and was funded primarily by borrowings on the credit facility. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through December 31, 2012, the Company has redeemed approximately 11.5 million Units representing $124.2 million, including 1.6 million Units in the amount of $17.8 million, 2.9 million Units in the amount of $32.0 million, and 3.7 million Units in the amount of $40.7 million redeemed during 2012, 2011, and 2010. As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209
October 2012	13,003,443	363,755	12,639,688

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Currently, the Company plans to redeem under its Redemption Program approximately 1-2% of weighted average Units during 2013.

In July 2007 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the years ended December 31, 2012, 2011 and 2010, approximately 1.5 million Units, representing $16.0 million in proceeds to the Company, 2.0 million Units representing $22.0 million in proceeds to the Company, and 2.2 million Units representing

Index

$24.6 million in proceeds to the Company, were issued under the plan. Since inception of the plan through December 31, 2012, approximately 11.3 million Units, representing $124.5 million in proceeds to the Company, were issued under the plan.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2012, the Company held $9.3 million in reserve for capital expenditures. In 2012 and 2011, the Company invested approximately $7.4 million and $8.4 million in capital expenditures and anticipates investing approximately $20 million during 2013. Due to the recent recessionary low-growth economic environment, the Company invested a slightly lower than normal amount in capital expenditures in 2012 and 2011.  The Company currently does not have any existing or planned projects for new developments.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a

Index

triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date other than the impairment on three properties discussed below.  If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value. During December 2012, the Company identified three properties that it would consider selling in the next year due to anticipated returns for needed capital investment being below returns for other investment opportunities. In January 2013 management committed to a marketing effort to sell these properties. Since the Company’s anticipated hold period for these properties was reduced, the estimated undiscounted cash flows for these properties was estimated to be less than their carrying value; therefore the Company adjusted the carrying value of the properties to their estimated fair market value, which resulted in an impairment loss of $6.6 million.

Subsequent Events

In January 2013, the Company declared and paid approximately $5.8 million or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.2 million or 111,782 Units were issued under the Company’s Dividend Reinvestment Plan.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 386,558 Units in the amount of $4.2 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 3% of the total 13.4 million requested Units to be redeemed, with approximately 13.0 million requested Units not redeemed.

In January 2013, the Company entered into two mortgage loan agreements with a commercial real estate lender.  The loans are separately secured by the Company’s Huntsville, Alabama Homewood Suites and Prattville, Alabama Courtyard hotels, and will amortize based on a 25 year term with a balloon payment due at maturity in February 2023.  Interest is payable monthly on the outstanding balance of each loan at an annual rate of 4.12%.  The total proceeds of $15.3 million under the two loan agreements were used to reduce the outstanding balance on the Company’s $40.0 million credit facility, and to pay loan origination and other transaction costs of approximately $0.2 million.

In February 2013, the Company extinguished through pay-off a mortgage note payable jointly secured by the San Diego, California Residence Inn and the Provo, Utah Residence Inn.  The note payable had a scheduled maturity in April 2013, and was originally assumed upon acquisition of the two hotels in 2007.  The mortgage note payable had a principal balance at pay-off of approximately $18.3 million, an interest rate of 6.55%, and was extinguished without premium or discount to the balance outstanding.  Funds for the debt extinguishment were provided by borrowings under the Company’s amended unsecured credit facility.  The Company entered into an amendment to its unsecured credit facility, also in February 2013, which increased the maximum aggregate commitment by the lender from $40.0 million to $55.0 million. Under the amendment the increase is effective until the earlier of completing its planned financing of the San Diego, California Residence Inn or April 2013. All other terms of the credit facility remain the same, including the payment of a quarterly fee on the average unused balance of the credit facility at an annual rate of 0.35%.

The Company’s Board of Directors approved a reduction in the Company’s projected distribution rate from an annual rate of $0.77 per common share to $0.66 per common share.  The change is effective with the distribution planned for April 2013.  The distribution will continue to be paid monthly.

In February 2013, the Company declared and paid approximately $5.8 million or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.2 million or 110,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Index

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at December 31, 2012 of $35.6 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $356,000, all other factors remaining the same. The Company’s cash balance at December 31, 2012 was $0.

In addition to its $35.6 million outstanding balance under its credit facility at December 31, 2012 (the credit facility’s interest rate at December 31, 2012 was approximately 3.46%), which matures in August 2014 and is included in the table below, the Company has fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s variable rate and fixed rate notes payable outstanding at December 31, 2012.

(000's)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Market Value
Maturities	$30,153	$84,148	$2,036	$23,898	$1,559	$55,631	$197,425	$204,121
Average interest rates	5.3%	5.1%	5.2%	5.1%	5.0%	5.0%

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 6, 2013
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Seven, Inc.

We have audited Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Seven, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Seven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Apple REIT Seven, Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Seven, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Seven, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Seven, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Seven, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2013

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2012	2011

Assets
Investment in real estate, net of accumulated depreciation of $182,814 and $148,257, respectively	$812,626	$846,377
Restricted cash-furniture, fixtures and other escrows	11,354	7,141
Due from third party managers, net	6,798	6,426
Other assets, net	4,725	5,197
Total Assets	$835,503	$865,141

Liabilities
Credit facilities	$35,600	$64,700
Mortgage debt	162,523	110,147
Accounts payable and accrued expenses	12,917	12,314
Total Liabilities	211,040	187,161

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,941,959 and 91,109,651 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,941,959 and 91,109,651 shares, respectively	898,821	900,555
Distributions greater than net income	(274,382)	(222,599)
Total Shareholders' Equity	624,463	677,980

Total Liabilities and Shareholders' Equity	$835,503	$865,141

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenues:
Room revenue	$195,316	$188,652	$181,161
Other revenue	20,629	20,227	19,370
Total revenue	215,945	208,879	200,531

Expenses:
Operating expense	57,821	56,309	53,552
Hotel administrative expense	16,002	15,943	15,084
Sales and marketing	16,887	16,074	15,385
Utilities	8,800	8,994	8,796
Repair and maintenance	9,799	9,269	9,241
Franchise fees	8,997	8,637	8,203
Management fees	7,211	6,922	6,634
Taxes, insurance and other	13,138	12,552	12,229
General and administrative	7,196	5,031	5,177
Loss on impairment of depreciable real estate assets	6,640	0	0
Depreciation expense	34,557	34,160	33,174
Gain from settlement of contingency	0	0	(3,099)
Total expenses	187,048	173,891	164,376

Operating income	28,897	34,988	36,155

Interest expense, net	(10,711)	(9,975)	(7,837)

Net income	$18,186	$25,013	$28,318

Basic and diluted net income per common share	$0.20	$0.27	$0.31

Weighted average common shares outstanding - basic and diluted	90,891	91,435	92,627

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands except per share data)

			Series B Convertible
	Common Stock		Preferred Stock		Distributions
	Number of Shares	Amount	Number of Shares	Amount	Greater than Net income	Total

Balance at December 31, 2009	93,522	$926,419	240	$24	$(134,186)	$792,257

Net proceeds from the sale of common shares	2,239	24,745	0	0	0	24,745
Common shares redeemed	(3,733)	(40,680)	0	0	0	(40,680)
Net income	0	0	0	0	28,318	28,318
Cash distributions declared and paid to shareholders ($.77 per share)	0	0	0	0	(71,340)	(71,340)
Balance at December 31, 2010	92,028	910,484	240	24	(177,208)	733,300

Net proceeds from the sale of common shares	1,999	22,098	0	0	0	22,098
Common shares redeemed	(2,917)	(32,027)	0	0	0	(32,027)
Net income	0	0	0	0	25,013	25,013
Cash distributions declared and paid to shareholders ($.77 per share)	0	0	0	0	(70,404)	(70,404)
Balance at December 31, 2011	91,110	900,555	240	24	(222,599)	677,980

Net proceeds from the sale of common shares	1,457	16,098	0	0	0	16,098
Common shares redeemed	(1,625)	(17,832)	0	0	0	(17,832)
Net income	0	0	0	0	18,186	18,186
Cash distributions declared and paid to shareholders ($.77 per share)	0	0	0	0	(69,969)	(69,969)
Balance at December 31, 2012	90,942	$898,821	240	$24	$(274,382)	$624,463

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$18,186	$25,013	$28,318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,557	34,160	33,174
Loss on impairment of depreciable real estate assets	6,640	0	0
Gain from settlement of contingency	0	0	(3,099)
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	256	491	665
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(372)	(597)	(190)
Decrease (increase) in other assets	145	1	(33)
Increase in accounts payable and accrued expenses	1,394	967	1,080
Net cash provided by operating activities	60,806	60,035	59,915

Cash flows from investing activities:
Capital improvements	(8,237)	(7,671)	(4,234)
Additions to ownership interest in non-hotel properties	0	(101)	(125)
Net decrease (increase) in capital improvement reserves	(3,897)	890	2,049
Net cash used in investing activities	(12,134)	(6,882)	(2,310)

Cash flows from financing activities:
Net proceeds related to issuance of Units	16,004	21,987	24,745
Redemptions of Units	(17,832)	(32,027)	(40,680)
Distributions paid to common shareholders	(69,969)	(70,404)	(71,340)
Net proceeds from (payments on) extinguished credit facility	(64,700)	19,800	33,390
Net proceeds from existing credit facility	35,600	0	0
Proceeds from mortgage debt	63,000	10,500	0
Payments on mortgage debt	(10,021)	(2,874)	(2,563)
Deferred financing costs	(754)	(135)	(1,157)
Net cash used in financing activities	(48,672)	(53,153)	(57,605)

Net change in cash and cash equivalents	0	0	0

Cash and cash equivalents, beginning of period	0	0	0

Cash and cash equivalents, end of period	$0	$0	$0

Supplemental information:
Interest paid	$10,881	$9,959	$7,980

See notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of December 31, 2012, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms.

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

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are 39 years for buildings, 18 years for franchise fees, ten years for major improvements and three to seven years for furniture, fixtures and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s

Index

market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is 39 years. The Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date, other than the loss on impairment of three properties discussed below.  If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

During December 2012, the Company identified three properties that it would consider selling in the next year due to anticipated returns for needed capital investment being below returns for other investment opportunities.  In January 2013, the Company began the process of marketing these three underperforming assets, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia and Tallahassee, Florida. Due to the change in anticipated hold period of the assets, the estimated undiscounted cash flow for these properties was estimated to be less than their carrying value; therefore the Company recognized a loss of $6.6 million in the fourth quarter of 2012 to adjust the basis of the properties to their estimated fair market value. The estimated fair value of the three properties is based on third party pricing estimates, including specific market analysis and management estimates of market capitalization rates. These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income during the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2012, 2011 or 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. Distributions in 2012 of $0.77 per share for tax purposes was 43% ordinary income and 57% return of capital. The characterization of 2011 distributions of $0.77 per share for tax purposes was 52% ordinary income and 48% return of capital. The characterization of 2010 distributions of $0.77 per share for tax purposes was 51% ordinary income and 49% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary had taxable income for the year ended December 31, 2012 and incurred a loss for the years ended December 31, 2011 and 2010. Due to the availability of net operating losses from prior years the Company did not have any federal tax expense in 2012.  No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain due to the history of operating losses. The total net operating loss carry forward for federal income tax purposes was approximately $25.9 million as of December, 31, 2012. The net operating losses begin to expire in 2026. There are no material differences between the book and tax cost basis of the Company’s assets except for the $6.6 million impairment loss recorded for book purposes. As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2009 to 2012.

Index

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

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$90,429	$90,429
Building and Improvements	829,144	832,798
Furniture, Fixtures and Equipment	73,045	68,585
Franchise Fees	2,822	2,822
	995,440	994,634
Less Accumulated Depreciation	(182,814)	(148,257)
Investment in Real Estate, net	$812,626	$846,377

Hotels Owned

As of December 31, 2012, the Company owned 51 hotels, located in 18 states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Homewood Suites	12	1,374
Courtyard	10	1,257
Residence Inn	7	923
Hilton Garden Inn	7	892
SpringHill Suites	4	593
TownePlace Suites	4	401
Hampton Inn	3	355
Fairfield Inn	3	221
Marriott	1	410
Total	51	6,426

Index

Note 3

Credit Facility and Mortgage Debt

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. Interest payments are due monthly and the interest rate is equal to the LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. The Company’s prior $85 million unsecured credit facility, originated in October 2010, had an interest rate equal to one-month LIBOR plus 3.5%, subject to a minimum LIBOR interest rate floor of 1.5%, and was subject to a fee on the average unused balance of the facility an annualized rate of 0.50%. The credit facility matures in August 2014. At closing, the Company borrowed approximately $24.5 million under the credit facility to repay the outstanding balance and extinguish the prior $85 million credit facility and pay transaction costs. The balance outstanding under the credit facility on December 31, 2012 was $35.6 million, at an annual interest rate of approximately 3.46%. Loan origination costs totaled approximately $0.3 million and are being amortized as interest expense through the August 2014 maturity date. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

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

The Company was in compliance with each of these covenants at December 31, 2012.

In conjunction with the acquisition of several hotel properties, the Company assumed mortgage notes payable outstanding, secured by the applicable hotel property. In August 2012, the Company entered into four mortgage loan agreements with a commercial bank, secured by four hotel properties, for a total of $63.0 million. Scheduled payments of interest and principal are due monthly.  At closing, the Company used proceeds from each loan to reduce the outstanding balance on the Company’s prior credit facility and pay transaction costs. Combined total loan origination costs of approximately $0.3 million are being amortized as interest expense through the September 2022 maturity date for each loan. In addition, on February 28, 2011, the Company entered into a mortgage loan agreement, secured by the Company’s Houston, Texas Residence Inn property, for $10.5 million. Scheduled payments of interest and principal are due monthly. At closing, the Company used proceeds from the loan for general corporate purposes, including the reduction in the outstanding balance of the Company’s former revolving credit facility. The following table summarizes the hotel property securing each loan, the interest rate, maturity date, the principal amount assumed or originated, and the outstanding balance as of December 31, 2012 and 2011. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Acquisition or Loan Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2012	Outstanding balance as of December 31, 2011
Omaha, NE	Courtyard	6.79%	11/4/2006	1/1/2014	$12,658	$10,922	$11,258
New Orleans, LA	Homewood Suites	5.85%	12/15/2006	10/1/2014	17,144	14,872	15,307
Tupelo, MS	Hampton Inn	5.90%	1/23/2007	3/1/2016	4,110	3,316	3,470
Miami, FL	Homewood Suites	6.50%	2/21/2007	7/1/2013	9,820	8,405	8,687
Highlands Ranch, CO	Residence Inn	5.94%	2/21/2007	6/1/2016	11,550	10,710	10,883
Tallahassee, FL	Fairfield Inn	6.80%	4/24/2007	1/11/2013	3,494	0	3,099
Lakeland, FL	Courtyard	6.80%	4/24/2007	1/11/2013	4,210	0	3,734
San Diego, CA	Residence Inn	6.55%	6/12/2007	4/1/2013	15,804	13,589	14,053
Provo, UT	Residence Inn	6.55%	6/12/2007	4/1/2013	5,553	4,775	4,938
Richmond, VA	Marriott	6.95%	1/25/2008	9/1/2014	25,298	22,376	23,054
Houston, TX	Residence Inn	5.71%	2/28/2011	3/1/2016	10,500	10,170	10,363
Hattiesburg, MS	Courtyard	5.00%	8/24/2012	9/1/2022	5,900	5,871	0
Rancho Bernardo, CA	Courtyard	5.00%	8/24/2012	9/1/2022	15,500	15,424	0
Kirkland, WA	Courtyard	5.00%	8/24/2012	9/1/2022	12,500	12,439	0
Seattle, WA	Residence Inn	4.96%	8/30/2012	9/1/2022	29,100	28,956	0
Total					$183,141	$161,825	$108,846

(1) These rates are the rates per the loan agreement. At acquisition, the Company adjusted the interest rates on the loans assumed to market rates and is amortizing the adjustments to interest expense over the life of the loan.

In October 2012, the Company extinguished through payment of the outstanding principal two mortgage notes payable.  The mortgage loans for the Tallahassee, Florida Fairfield Inn and the Lakeland, Florida Courtyard, originally assumed at acquisition of the hotels, had principal balances at pay-off of approximately $3.0 million and $3.6 million, respectively.  Each mortgage loan had an interest rate of 6.80%, a stated maturity date in January 2013, and was extinguished without premium or discount to the balance outstanding.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

2013	$30,153
2014	84,148
2015	2,036
2016	23,898
2017	1,559
Thereafter	55,631
197,425
Fair Value Adjustment of Assumed Debt	698
Total	$198,123

A fair value adjustment was recorded upon the assumption of above market rate mortgage loans in connection with several of the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.40% to 6.24% at the date of assumption. The total adjustment resulted in a reduction to interest expense of $603,000, $597,000, and $597,000 in each of the years 2012, 2011 and 2010. The unamortized balance of the fair value adjustment was $0.7 million at December 31, 2012 and $1.3 million at December 31, 2011.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, upon the origination of its current corporate unsecured credit facility and on the former

Index

corporate line of credit facilities extinguished in 2012 and 2010, and upon the origination of four mortgage loans in 2012 and one mortgage loan in 2011. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, or to termination of the applicable credit agreement, as an addition to interest expense.  Amortization of such costs totaled $764,000 in 2012, $799,000 in 2011 and $351,000 in 2010, and is included in interest expense.

The mortgage loan assumed on the Richmond, Virginia Marriott hotel has a stated maturity date of September 1, 2014.  As a condition of the mortgage loan, the maturity date of the note payable may be accelerated by the lender should the Company be required to expand the hotel, under terms of the ground lease on the hotel property. The Company is under no such requirement as of December 31, 2012.

Note 4

Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $198.1 million and $204.1 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $174.8 million and $175.6 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 5

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2012. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price with addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2012, payments to ASRG for services under the terms of this contract totaled approximately $18.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2012, 2011 and 2010 under this contract.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.5 million $1.0 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The increase in 2012 is due to the Company reaching the middle tier of the fee range under the advisory agreement, due to improved operating results.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors,

Index

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

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors.  The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, Apple Nine Advisors, Inc. and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to Apple Nine Advisors, Inc., if it occurs, will have no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining Companies’ share of the allocated costs.

On November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

A7A and ASRG are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.9 million at December 31, 2012 and 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss

Index

of approximately $0.2 million, $0.2 million and $0.9 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed herein for all of the Apple REIT Companies was approximately $7.3 million in 2012, of which $1.6 million was allocated to the Company.

Note 6

Shareholders’ Equity

Best-efforts Offering

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

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Index

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. If a conversion event had occurred at December 31, 2012, expense would have ranged from $0 to $63.8 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

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

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through December 31, 2012, the Company has redeemed approximately 11.5 million Units representing $124.2 million, including 1.6 million Units in the amount of $17.8 million in 2012, 2.9 million Units in the amount of

Index

$32.0 million in 2011 and 3.7 million Units in the amount of $40.7 million in 2010. As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,137,969	728,135	409,834
April 2011	1,303,574	728,883	574,691
July 2011	5,644,778	732,160	4,912,618
October 2011	11,332,625	727,980	10,604,645
January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209
October 2012	13,003,443	363,755	12,639,688

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the years ended December 31, 2012, 2011 and 2010, approximately 1.5 million Units, representing $16.0 million in proceeds to the Company, 2.0 million Units representing $22.0 million in proceeds to the Company, and 2.2 million Units representing $24.6 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through December 31, 2012, approximately 11.3 million Units, representing $124.5 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of December 31, 2012 was $0.77 per common share, payable monthly. For the years ended December 31, 2012, 2011 and 2010, the Company made distributions of $0.77 per common share each year, for a total of $70.0 million, $70.4 million and $71.3 million, respectively.

Note 7

Stock Option Plans

In 2006 the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units authorized under the Directors Plan as of December 31, 2012 is 1,599,545.

Also in 2006, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan as of December 31, 2012 is 4,029,318.

Both plans generally provide, among other things, that options be granted at exercise prices not lower

Index

than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2012, 2011 and 2010, the Company granted options to purchase 72,672, 73,204 and 74,224 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan as of December 31, 2012. Activity in the Company’s stock option plans during 2012, 2011 and 2010 is summarized in the following table:

	Year ended	Year ended	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Outstanding, beginning of year:	367,698	294,494	220,270
Granted	72,672	73,204	74,224
Exercised	0	0	0
Expired or canceled	0	0	0
Outstanding, end of year:	440,370	367,698	294,494
Exercisable, end of year:	440,370	367,698	294,494
The weighted-average exercise price of outstanding options:	$11.00	$11.00	$11.00

Compensation expense associated with the issuance of stock options was approximately $95,000 in 2012, $111,000 in 2011 and $117,000 in 2010.

Note 8

Management and Franchise Agreements

Each of the Company’s 51 hotels owned at December 31, 2012 are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Dimension Development Company (“Dimension”) (12), Hilton Worldwide (“Hilton”) (2), Western International (“Western”) (7), Larry Blumberg & Associates (“LBA”) (19), White Lodging Services Corporation (“White”) (3), or Inn Ventures, Inc. (“Inn Ventures”) (5). The agreements generally provide for initial terms ranging from one to twenty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.2 million, $6.9 million and $6.6 million in management fees.

Dimension, Western, LBA, White, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels (as well as the two hotels managed by Promus Hotels, Inc., which is an affiliate of Hilton) were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms ranging between 10 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of between six and 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2012, 2011 and 2010 the Company incurred approximately $9.0 million, $8.6 million and $8.2 million in franchise fees.

Note 9

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

Index

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

Note 10

Commitments

The Company leases the underlying land for six hotel properties and one hotel parking lot as of December 31, 2012. These land leases have remaining terms available to the Company ranging from 15 to 93 years, excluding any potential option periods to extend the initial lease term.

The initial term for the land lease for the Residence Inn in Seattle, WA extends through February 2049, with an additional three consecutive 10-year extensions available to the Company (the lessee under the assumed lease). The lease is subject to various payment adjustments during the lease term, including potential periodic increases in lease payments based on the appraised market value of the underlying land at time of adjustment. Based on an assessment of the fair value of the assumed land lease at the date of the hotel acquisition, the Company recorded an initial land lease liability. This liability is being amortized over the life of the lease, and is included in accrued expenses on the Company’s consolidated balance sheet; the amount of the liability at December 31, 2012 and 2011 was approximately $2.0 million and $2.1 million.

The initial term for the land lease for the full-service Marriott hotel in Richmond, VA extends through December 2102.  The lease is subject to payment adjustments, based on the Consumer Price Index, at stated intervals during its term. A fair value adjustment was recorded by the Company upon the assumption of the below market rate ground lease. This favorable lease asset will be amortized over the remaining term of the ground lease. The unamortized balance of the land lease’s fair value adjustment was approximately $0.9 million at December 31, 2012 and 2011, and is included in other assets, net on the Company’s consolidated balance sheet. Upon assumption of the MRV land lease, the Company also assumed certain contingent responsibilities of the hotel’s predecessor owner, with respect to the third-party lessor of the land. Dependent on conditions which include the hotel exceeding stated revenue per available room (“RevPAR”) thresholds for a trailing twelve month period (with thresholds adjusting upward by 3% annually), the Company may be obligated to construct an addition to the MRV hotel containing a minimum of 209 rooms. As of December 31, 2012, there is no requirement to commence an expansion of the MRV hotel.

The Company also assumed land leases pertaining to the Columbus, GA Fairfield Inn; Macon, GA Hilton Garden Inn; Columbus, GA TownePlace Suites; Huntsville, AL Homewood Suites; and the Miami, FL Courtyard hotel properties. Based on an assessment of each of these leases, no material land lease liability, or favorable lease asset, was assumed at date of acquisition.

The aggregate amounts of the estimated minimum lease payments pertaining to the Company’s land leases, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

Total
2013	$1,052
2014	1,141
2015	1,159
2016	1,159
2017	1,166
Thereafter	91,434
Total	$97,111

Index

Note 11

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from the Company’s consolidated financial statements.

Note 12

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. putative class action lawsuit, which was filed on June 20, 2011.

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

The SEC staff has been conducting a non-public investigation, which is focused principally on the

Index

adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

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

Note 13

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011.

2012 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$52,499	$56,197	$56,747	$50,502
Net income (loss)	$5,530	$8,139	$7,299	$(2,782)
Basic and diluted income (loss) per common share	$0.06	$0.09	$0.08	$(.03)
Distributions declared and paid per common share	$0.193	$0.193	$0.193	$0.193

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$49,443	$54,912	$55,827	$48,697
Net income	$5,189	$7,745	$8,437	$3,642
Basic and diluted income per common share	$0.06	$0.08	$0.09	$0.04
Distributions declared and paid per common share	$0.193	$0.193	$0.193	$0.193

Net income for the fourth quarter of 2012 includes a loss on impairment of depreciable assets of $6.6 million, representing a net loss of $(0.07) per basic and diluted income per common share.

 Note 14

Subsequent Events

In January 2013, the Company declared and paid approximately $5.8 million or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.2 million or 111,782 Units were issued under the Company’s Dividend Reinvestment Plan.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 386,558 Units in the amount of $4.2 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 3% of the total 13.4 million requested Units to be redeemed, with approximately 13.0 million requested Units not redeemed.

In January 2013, the Company entered into two mortgage loan agreements with a commercial real estate lender.  The loans are separately secured by the Company’s Huntsville, Alabama Homewood Suites and Prattville, Alabama Courtyard hotels, and will amortize based on a 25 year term with a balloon payment due at maturity in February 2023.  Interest is payable monthly on the outstanding balance of each loan at an annual rate of 4.12%.  The total proceeds of $15.3 million under the two loan agreements were used to reduce

Index

the outstanding balance on the Company’s $40.0 million credit facility, and to pay loan origination and other transaction costs of approximately $0.2 million.

In February 2013, the Company extinguished through pay-off a mortgage note payable jointly secured by the San Diego, California Residence Inn and the Provo, Utah Residence Inn.  The note payable had a scheduled maturity in April 2013, and was originally assumed upon acquisition of the two hotels in 2007.  The mortgage note payable had a principal balance at pay-off of approximately $18.3 million, an interest rate of 6.55%, and was extinguished without premium or discount to the balance outstanding.  Funds for the debt extinguishment were provided by borrowings under the Company’s amended unsecured credit facility.  The Company entered into an amendment to its unsecured credit facility, also in February 2013, which increased the maximum aggregate commitment by the lender from $40.0 million to $55.0 million. Under the amendment the increase is effective until the earlier of completing its planned financing of the San Diego, California Residence Inn or April 2013. All other terms of the credit facility remain the same, including the payment of a quarterly fee on the average unused balance of the credit facility at an annual rate of 0.35%.

The Company’s Board of Directors approved a reduction in the Company’s projected distribution rate from an annual rate of $0.77 per common share to $0.66 per common share.  The change is effective with the distribution planned for April 2013.  The distribution will continue to be paid monthly.

In February 2013, the Company declared and paid approximately $5.8 million or $0.064167 per outstanding common share, in distributions to its common shareholders, of which approximately $1.2 million or 110,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting which are incorporated by reference herein.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2013 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2013 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2013 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2013 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2013 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Seven, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial
Reporting – Ernst & Young LLP

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized	Total
					Bldg./	Bldg	Gross	Acc	Date of	Date	Depreciable	# of
City	State	Brand	Encumbrances	Land	FF&E /Other	Imp. & FF&E	Cost (1)	Deprec	Construction	Acquired	Life	Rooms
Montgomery	AL	Homewood Suites	$0	$972	$10,038	$446	$11,456	$(2,300)	2004	Aug-06	3 - 39 yrs.	91
Montgomery	AL	Hilton Garden Inn	0	761	9,964	1,618	12,343	(2,337)	2003	Aug-06	3 - 39 yrs.	97
Troy	AL	Hampton Inn	0	497	5,872	335	6,704	(1,399)	2003	Aug-06	3 - 39 yrs.	82
Auburn	AL	Hilton Garden Inn	0	639	9,883	1,521	12,043	(2,848)	2001	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Hilton Garden Inn	0	736	9,891	240	10,867	(2,251)	2005	Aug-06	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	0	1,086	10,895	228	12,209	(2,457)	2006	Oct-06	3 - 39 yrs.	107
Prattville	AL	Courtyard	0	1,163	8,414	92	9,669	(1,730)	2007	Apr-07	3 - 39 yrs.	84
Dothan	AL	Fairfield Inn	0	564	4,249	(1,504) (2)	3,309	(808)	1993	May-07	3 - 39 yrs.	63
Trussville	AL	Courtyard	0	1,082	8,750	81	9,913	(1,615)	2007	Oct-07	3 - 39 yrs.	84
Huntsville	AL	TownePlace Suites	0	800	8,388	31	9,219	(1,499)	2007	Dec-07	3 - 39 yrs.	86
Dothan	AL	Residence Inn	0	816	9,102	22	9,940	(1,680)	2008	Apr-08	3 - 39 yrs.	84
Tucson	AZ	Residence Inn	0	995	15,963	76	17,034	(2,759)	2008	Jan-08	3 - 39 yrs.	124
San Diego	CA	Hilton Garden Inn	0	5,009	30,357	2,407	37,773	(6,982)	2004	May-06	3 - 39 yrs.	200
Rancho Bernardo	CA	Courtyard	15,424	4,658	32,282	804	37,744	(6,199)	1987	Dec-06	3 - 39 yrs.	210
Agoura Hills	CA	Homewood Suites	0	4,501	21,444	123	26,068	(3,836)	2007	May-07	3 - 39 yrs.	125
San Diego	CA	Residence Inn	13,589	7,334	26,235	2,461	36,030	(4,767)	1999	Jun-07	3 - 39 yrs.	121
San Diego	CA	Hampton Inn	0	5,683	37,949	2,810	46,442	(7,047)	2001	Jul-07	3 - 39 yrs.	177
Highlands Ranch	CO	Residence Inn	10,710	2,339	17,339	865	20,543	(3,166)	1996	Feb-07	3 - 39 yrs.	117
Highlands Ranch	CO	Hilton Garden Inn	0	2,510	18,553	207	21,270	(3,570)	2007	Mar-07	3 - 39 yrs.	128
Sarasota	FL	Homewood Suites	0	1,778	12,284	772	14,834	(2,925)	2005	Sep-06	3 - 39 yrs.	100
Miami	FL	Homewood Suites	8,405	3,206	22,161	2,205	27,572	(4,987)	2000	Feb-07	3 - 39 yrs.	159
Tallahassee	FL	Fairfield Inn	0	904	6,208	(1,764) (2)	5,348	(1,148)	2000	Apr-07	3 - 39 yrs.	79
Lakeland	FL	Courtyard	0	1,549	8,844	743	11,136	(1,667)	2000	Apr-07	3 - 39 yrs.	78
Miami	FL	Courtyard	0	0	15,463	185	15,648	(2,487)	2008	Sep-08	3 - 39 yrs.	118
Columbus	GA	Fairfield Inn	0	0	7,620	(2,652) (2)	4,968	(1,367)	2003	Apr-07	3 - 39 yrs.	79
Macon	GA	Hilton Garden Inn	0	0	10,115	98	10,213	(2,032)	2007	Jun-07	3 - 39 yrs.	101
Columbus	GA	SpringHill Suites	0	1,188	8,758	25	9,971	(1,553)	2008	Mar-08	3 - 39 yrs.	85
Columbus	GA	TownePlace Suites	0	0	8,643	28	8,671	(1,586)	2008	May-08	3 - 39 yrs.	86
Boise	ID	SpringHill Suites	0	2,015	19,589	519	22,123	(4,032)	1992	Sep-07	3 - 39 yrs.	230
New Orleans	LA	Homewood Suites	14,872	4,579	39,507	1,598	45,684	(7,548)	2002	Dec-06	3 - 39 yrs.	166
Hattiesburg	MS	Courtyard	5,871	873	8,918	127	9,918	(1,932)	2006	Oct-06	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	3,316	332	4,932	1,298	6,562	(1,615)	1994	Jan-07	3 - 39 yrs.	96
Omaha	NE	Courtyard	10,922	2,731	19,498	3,902	26,131	(5,080)	1999	Nov-06	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	0	2,607	11,375	2,093	16,075	(3,108)	2000	Mar-07	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	0	3,665	16,481	2,231	22,377	(3,940)	2001	Mar-07	3 - 39 yrs.	110
Ronkonkoma	NY	Hilton Garden Inn	0	3,153	24,428	2,344	29,925	(4,943)	2003	Dec-06	3 - 39 yrs.	164
Cincinnati	OH	Homewood Suites	0	551	6,822	293	7,666	(1,608)	2005	Dec-06	3 - 39 yrs.	76
Memphis	TN	Homewood Suites	0	1,712	9,757	2,349	13,818	(2,968)	1989	May-07	3 - 39 yrs.	140
Houston	TX	Residence Inn	10,170	1,093	13,054	296	14,443	(3,161)	2006	Apr-06	3 - 39 yrs.	129
Brownsville	TX	Courtyard	0	1,131	7,743	112	8,986	(1,711)	2006	Jun-06	3 - 39 yrs.	90
Stafford	TX	Homewood Suites	0	498	7,578	216	8,292	(1,791)	2006	Aug-06	3 - 39 yrs.	78
San Antonio	TX	TownePlace Suites	0	700	11,525	32	12,257	(2,159)	2007	Jun-07	3 - 39 yrs.	106
Addison	TX	SpringHill Suites	0	1,545	11,312	1,654	14,511	(2,509)	2003	Aug-07	3 - 39 yrs.	159
San Antonio	TX	TownePlace Suites	0	1,126	13,093	10	14,229	(2,384)	2007	Sep-07	3 - 39 yrs.	123
El Paso	TX	Homewood Suites	0	1,169	14,656	67	15,892	(2,541)	2008	Apr-08	3 - 39 yrs.	114
Provo	UT	Residence Inn	4,775	1,352	10,394	2,967	14,713	(3,250)	1996	Jun-07	3 - 39 yrs.	114
Alexandria	VA	Courtyard	0	4,010	32,832	4,427	41,269	(6,860)	1987	Jul-07	3 - 39 yrs.	178
Richmond	VA	Marriott	22,376	0	59,614	15,915	75,529	(18,093)	1984	Jan-08	3 - 39 yrs.	410
Seattle	WA	Residence Inn	28,956	0	60,489	6,883	67,372	(14,869)	1991	Sep-06	3 - 39 yrs.	234
Vancouver	WA	SpringHill Suites	0	1,310	15,126	46	16,482	(3,064)	2007	Jun-07	3 - 39 yrs.	119
Kirkland	WA	Courtyard	12,439	3,507	28,507	235	32,249	(4,646)	2006	Oct-07	3 - 39 yrs.	150

			$161,825	$90,429	$842,894	$62,117	$995,440	$(182,814)				6,426

(1) The cost basis for Federal Income Tax purposes approximates the basis used in this schedule, except for an impairment loss of approximately $6.6 million included in this schedule.
(2) Amount includes a reduction in cost due to impairment loss.

SCHEDULE III
Real Estate and Accumulated Depreciation (continued)
As of December 31, 2012
(dollars in thousands)

	2012	2011	2010
Real estate owned:
Balance as of January 1	$994,634	$986,266	$983,216
Improvements	7,446	8,368	3,050
Impairment of depreciable assets	(6,640)	0	0
Balance at December 31	$995,440	$994,634	$986,266

	2012	2011	2010
Accumulated depreciation:
Balance as of January 1	$(148,257)	$(114,097)	$(80,923)
Depreciation expense	(34,557)	(34,160)	(33,174)
Disposals	0	0	0
Balance at December 31	$(182,814)	$(148,257)	$(114,097)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 6, 2013
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 6, 2013
Glade M. Knight, Director

By:	/s/ GLENN W. BUNTING	Date: March 6, 2013
Glenn W. Bunting, Director

By:	/s/ KENT W. COLTON	Date: March 6, 2013
Kent W. Colton, Director

By:	/s/ BRUCE H. MATSON	Date: March 6, 2013
Bruce H. Matson, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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

21.1	Subsidiaries of the Registrant (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

101	The following materials from Apple REIT Seven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

*	Denotes Compensation Plan.

Index