Form 10-Q
period 2013-03-31
Apple REIT Seven, Inc.
filed 2013-05-07
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares outstanding as of May 1, 2013: 90,445,404

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE REIT SEVEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $188,083 and $182,814, respectively	$796,207	$812,626
Hotels held for sale	10,300	0
Restricted cash-furniture, fixtures and other escrows	11,117	11,354
Due from third party managers, net	10,258	6,798
Other assets, net	4,739	4,725
Total Assets	$832,621	$835,503

Liabilities
Credit facility	$29,600	$35,600
Mortgage debt	177,307	162,523
Accounts payable and accrued expenses	12,980	12,917
Total Liabilities	219,887	211,040

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,885,748 and 90,941,959 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,885,748 and 90,941,959 shares, respectively	898,206	898,821
Distributions greater than net income	(285,496)	(274,382)
Total Shareholders' Equity	612,734	624,463

Total Liabilities and Shareholders' Equity	$832,621	$835,503

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Room revenue	$47,284	$46,330
Other revenue	5,256	5,096
Total revenue	52,540	51,426

Expenses:
Operating expense	14,274	13,642
Hotel administrative expense	3,988	3,835
Sales and marketing	4,083	4,035
Utilities	2,090	2,014
Repair and maintenance	2,372	2,291
Franchise fees	2,204	2,151
Management fees	1,796	1,744
Property taxes, insurance and other	2,991	3,038
General and administrative	1,337	2,118
Depreciation expense	8,593	8,408
Total expenses	43,728	43,276

Operating income	8,812	8,150

Interest expense, net	(2,594)	(2,669)

Income before income taxes	6,218	5,481

Income tax expense	(90)	(94)

Income from continuing operations	6,128	5,387

Income from discontinued operations	236	143

Net income	$6,364	$5,530

Basic and diluted net income per common share
From continuing operations	$0.07	$0.06
From discontinued operations	0.00	0.00
Total basic and diluted net income per common share	$0.07	$0.06

Weighted average common shares outstanding - basic and diluted	90,807	90,959

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,364	$5,530
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	8,593	8,565
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	5	52
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,460)	(4,674)
Decrease (increase) in other assets	749	(31)
Increase (decrease) in accounts payable and accrued expenses	(462)	781
Net cash provided by operating activities	11,789	10,223

Cash flows from investing activities:
Capital improvements	(1,948)	(2,420)
Increase in capital improvement reserves	(316)	(631)
Net cash used in investing activities	(2,264)	(3,051)

Cash flows from financing activities:
Net proceeds related to issuance of Units	3,634	4,185
Redemptions of Units	(4,249)	(4,988)
Distributions paid to common shareholders	(17,478)	(17,505)
Net proceeds from extinguished credit facility	0	11,900
Payments on existing credit facility	(6,000)	0
Proceeds from mortgage debt	34,250	0
Payments on mortgage debt	(19,321)	(764)
Deferred financing costs	(361)	0
Net cash used in financing activities	(9,525)	(7,172)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of March 31, 2013, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2013 or 2012. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Credit Facility and Mortgage Debt

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility.  In January 2013, the Company entered into an amendment to its credit facility to temporarily increase the maximum aggregate commitment from $40 million to $55 million, which on April 1, 2013, was reduced back to $40 million. As noted below, the additional borrowings were used to pay off and extinguish a mortgage note, and were subsequently repaid with proceeds from the secured mortgage loan entered into in March 2013. The balance outstanding under the credit facility on March 31, 2013 and December 31, 2012 was $29.6 million and $35.6 million, at an annual interest rate of approximately 3.45% and 3.46%, respectively. The credit facility contains customary affirmative covenants and negative covenants and events of defaults. It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, maximum distributions and redemptions and minimum debt service and fixed charge coverage ratios. The Company was in compliance with each of these covenants at March 31, 2013.

In January 2013, the Company entered into two secured mortgage loan agreements with a commercial lender. A mortgage loan for $8.5 million is secured by the Company’s Huntsville, Alabama Homewood Suites; a separate mortgage loan for $6.75 million is secured by the Company’s Prattville, Alabama Courtyard. Combined scheduled payments of interest and principal of approximately $82,000 are due monthly, and each loan will amortize on a 25 year term with a balloon payment due at maturity in February 2023. Each mortgage loan has an applicable fixed interest rate of approximately 4.12%. At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, and to pay transaction costs. Combined total loan origination costs of approximately $0.3 million are being amortized as interest expense through the maturity date of each loan.

In February 2013, the Company extinguished through pay-off a mortgage note payable jointly secured by the San Diego, California Residence Inn and the Provo, Utah Residence Inn.  The note payable had a scheduled maturity in April 2013, and was originally assumed upon acquisition of the two hotels in 2007.  The mortgage note payable had a principal balance at pay-off of approximately $18.3 million, an interest rate of 6.55%, and was extinguished without premium or discount.  Funds for the debt extinguishment were provided by borrowings under the Company’s amended unsecured credit facility.

In March 2013, the Company entered into a secured mortgage loan agreement with a commercial lender. The mortgage loan for $19.0 million is secured by the Company’s San Diego, California Residence Inn. Scheduled payments of interest and principal of approximately $100,000 are due monthly, and the loan will amortize on a 25 year term with a balloon payment due at maturity in March 2023. The mortgage loan has an applicable fixed interest rate of approximately 3.97%. At closing, the Company used the proceeds from the loan to reduce the outstanding balance on its credit facility, and to pay transaction costs. Loan origination costs totaling approximately $0.1 million are being amortized as interest expense through the maturity date.

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $206.9 million and $212.7 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $198.1 million and $204.1 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

4.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.4 million for each of the three months ended March 31, 2013 and 2012. At December 31, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. This amount was paid during the first quarter of 2013. No amounts were outstanding at March 31, 2013.

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $0.4 million for each of the three months ended March 31, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight).  As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

Index

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”).  If the closing conditions for the Merger are satisfied, it is anticipated the Merger will close during the second quarter of 2013. To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, Apple Nine Advisors, Inc. and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to Apple Nine Advisors, Inc., if it occurs, will have no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

On November 29, 2012, in connection with the Merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the Merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million as of March 31, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2013 and 2012, the Company recorded a loss of approximately $57,000 and $42,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million for the three months ended March 31, 2013, of which approximately $0.2 million was allocated to the Company.

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

Index

Since inception of the program through March 31, 2013, the Company has redeemed approximately 11.9 million Units representing $128.5 million, including 0.4 million Units in the amount of $4.2 million and 0.5 million Units in the amount of $5.0 million redeemed during the three months ended March 31, 2013 and 2012.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209
October 2012	13,003,443	363,755	12,639,688
January 2013	13,394,933	386,558	13,008,375

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the three months ended March 31, 2013 and 2012, approximately 0.3 million Units, representing $3.6 million in proceeds to the Company, and 0.4 million Units, representing $4.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2013, approximately 11.7 million Units, representing $128.2 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of March 31, 2013 was $0.77 per common share, payable monthly. For the three months ended March 31, 2013 and 2012, the Company made distributions of $0.193 per common share for a total of $17.5 million for each period. In 2013 the Company’s Board of Directors approved a reduction of the annual distribution rate from $0.77 per common share to $0.66 per common share. The change was effective with the distribution paid in April 2013. The Company’s distributions will continue to be paid monthly.

6.  Legal Proceedings and Related Matters

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

Index

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

7.  Discontinued Operations

During December 2012, the Company identified three properties, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia and Tallahassee, Florida that it would consider selling in 2013 due to anticipated returns for needed capital investment being below returns for other investment opportunities. Due to the change in anticipated hold period of the assets, the estimated undiscounted cash flow for these properties was estimated to be less than their carrying value; therefore the Company recognized a loss of $6.6 million in the fourth quarter of 2012 to adjust the basis of the properties to their estimated fair market value.  In January 2013, the Company committed to sell these properties and began the process of marketing efforts. These hotels have been classified on the consolidated balance sheets as “Hotels held for sale” as of March 31, 2013, and are recorded at the fair value less cost to sell. The estimated fair value of the three properties is based on third party pricing estimates, including specific market analysis and management estimates of market capitalization rates. These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy. The results of operations for these properties for the three months ended March 31, 2013 and 2012 are classified on the consolidated statements of operations in the line item “Income from discontinued operations”.

Index

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012

Total revenue	$1,048	$1,073
Hotel operating expenses	689	684
Property taxes, insurance and other	123	42
Depreciation expense	0	157
Interest expense, net	0	47
Income from discontinued operations	$236	$143

8.  Subsequent Events

In April 2013, the Company declared and paid approximately $5.0 million, or $0.055 per outstanding common share, in distributions to its common shareholders, of which approximately $1.0 million or 90,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 530,000 Units in the amount of $5.8 million.  This redemption included an acceleration of all planned redemptions for 2013.  No further redemptions are planned for the remainder of 2013. As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 4% of the total 14.0 million requested Units to be redeemed, with approximately 13.4 million requested Units not redeemed.

On April 1, 2013, the Company entered into a new $17.0 million mortgage loan agreement secured by the Miami, Florida Homewood Suites. The loan will amortize based on a 25 year term with a balloon payment due at maturity in April 2023. Interest is payable monthly on the outstanding balance at an annual rate of 4.02%. At closing, proceeds from the loan were used to extinguish through pay-off the prior mortgage note payable secured by the Miami, Florida Homewood Suites, reduce the outstanding balance on the Company’s credit facility and to pay transaction costs.  The previous note payable had a scheduled maturity in July 2013, and was originally assumed upon acquisition of the hotel in 2007.  The mortgage note payable had a principal balance at pay-off of approximately $8.3 million, an interest rate of 6.5%, and was extinguished without premium or discount to the balance outstanding.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets, or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006.  As of March 31, 2013, the Company owned 51 hotels within different markets in the United States.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in revenue as compared to the prior year.  Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.

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

Index

The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. In January 2013, the Company committed to sell three underperforming assets, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia, and Tallahassee, Florida. Due to the change in anticipated hold period of these assets, the Company recognized an impairment loss of $6.6 million in the fourth quarter of 2012. The results of these properties have been included in discontinued operations in the Company’s statements of operations and are not included in the summary below.

The following is a summary of the Company’s results from continuing operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$52,540	100%	$51,426	100%	2%
Hotel operating expenses	30,807	59%	29,712	58%	4%
Property taxes, insurance and other expense	2,991	6%	3,038	6%	-2%
General and administrative expense	1,337	3%	2,118	4%	-37%

Depreciation	8,593		8,408		2%
Interest expense, net	2,594		2,669		-3%
Income tax expense	90		94		-4%

Number of hotels	48		48		0%
Average Market Yield (1)	125		127		-2%
ADR	$117		$115		2%
Occupancy	72%		71%		1%
RevPAR	$85		$82		4%
Total rooms sold (2)	406,156		399,977		2%
Total rooms available (3)	560,364		561,393		0%

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

Index

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2013.  All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	$10,185
Dothan*	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	10,660
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130

Index

Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
Rancho Bernardo	CA	Courtyard	Dimension	12/12/06	210	36,000
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Tallahassee*	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus*	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	178	36,997
Richmond	VA	Marriott	White	1/25/08	410	53,300
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Total					6,426	$901,594

*  Hotels are reported as held for sale

Index

 Results of Operations

As of March 31, 2013, the Company owned 51 hotels with 6,426 rooms, including the three hotels held for sale. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income from continuing operations improved in the first quarter of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with their local markets and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended March 31, 2013 and 2012, the Company had total hotel revenue from continuing operations of $52.5 million and $51.4 million, respectively. For the three months ended March 31, 2013 and 2012, the continuing hotels achieved combined average occupancy of approximately 72% and 71%, ADR of $117 and $115, and RevPAR of $85 and $82. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2013, the Company experienced a modest increase in demand as demonstrated by the improvement in average occupancy of 1% in the first quarter of 2013 as compared to the same period of 2012. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 2% during the first quarter of 2013 as compared to the prior year. Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012. Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first three months of 2013 and 2012 was 125 and 127.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

 Expenses

Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2013 and 2012, hotel operating expenses from continuing operations totaled $30.8 million and $29.7 million, representing 59% and 58% of total hotel revenue. Overall hotel operational expenses for the first quarter of 2013 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. The slight increase in operating expenses as a percentage of revenue is due primarily to increases in labor benefit costs. These labor benefit costs are likely to continue to grow at increased rates due to the associated new government regulations surrounding healthcare. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance and other expenses from continuing operations for the three months ended March 31, 2013 and 2012 totaled $3.0 million for each period, representing 6% of total hotel revenue for each period. Property taxes have decreased due to successful appeals of tax assessments at certain locations, which is partially offset by higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy. Insurance rates increased modestly in 2013.

Index

General and administrative expense from continuing operations for the three months ended March 31, 2013 and 2012 was $1.3 million and $2.1 million, representing 3% and 4% of total hotel revenue.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the three months ended March 31, 2013 and 2012, the Company incurred approximately $0.2 million and $0.5 million, respectively, in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies. Total costs for these legal matters for all of the Apple REIT Companies were approximately $0.8 million during the three months ended March 31, 2013. The Company anticipates it will continue to incur costs associated with these matters.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. (the “other Apple REITs”).  Total costs incurred during the three months ended March 31, 2012 were approximately $0.5 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REIT’s not to move forward with the potential consolidation transaction at that time.

Depreciation expense from continuing operations for the three months ended March 31, 2013 and 2012 was $8.6 million and $8.4 million.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment), for the respective periods owned.

Interest expense, net from continuing operations for the three months ended March 31, 2013 and 2012 was $2.6 million and $2.7 million. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s credit facility.  Interest expense for the three months ended March 31, 2013 and 2012 was reduced by capitalized interest of approximately $79,000 and $32,000 in conjunction with hotel renovations. As of March 31, 2013, the Company had debt outstanding of $206.9 million compared to $185.8 million at March 31, 2012.  The increase in debt outstanding was offset by lower interest rates on the Company’s mortgage debt and credit facility during the first quarter of 2013. The increase in overall debt outstanding during the first quarter of 2013 was necessary to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Seven Advisors, Inc. (“A7A”) pursuant to which A7A provides management services to the Company. A7A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A7A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.4 million for each of the three months ended March 31, 2013 and 2012. At December 31, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. This amount was paid during the first quarter of 2013. No amounts were outstanding at March 31, 2013.

Index

In addition to the fees payable to A7A, the Company reimbursed A7A or paid directly to AFM on behalf of A7A approximately $0.4 million for each of the three months ended March 31, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight).  As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”).  If the closing conditions for the Merger are satisfied, it is anticipated the Merger will close during the second quarter of 2013. To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, Apple Nine Advisors, Inc. and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to Apple Nine Advisors, Inc., if it occurs, will have no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

On November 29, 2012, in connection with the Merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the Merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

Index

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

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million as of March 31, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2013 and 2012, the Company recorded a loss of approximately $57,000 and $42,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million for the three months ended March 31, 2013, of which approximately $0.2 million was allocated to the Company.

Liquidity and Capital Resources

Capital Resources

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. With the availability of this credit facility, the Company generally maintains little cash on hand, accessing the facility as necessary.  As a result, cash on hand was $0 at March 31, 2013.  The outstanding balance on the credit facility as of March 31, 2013 was $29.6 million compared to $35.6 million at December 31, 2012, and its annual interest rate was approximately 3.45% at March 31, 2013. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

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

Index

The Company was in compliance with each of these covenants at March 31, 2013.

In January 2013, the Company entered into an amendment to its credit facility to temporarily increase the maximum aggregate commitment from $40 million to $55 million, which on April 1, 2013, was reduced back to $40 million. As noted below, the additional borrowings were used to pay off and extinguish a mortgage note, which were subsequently repaid with proceeds from the refinancing of debt.

In January 2013, the Company entered into two secured mortgage loan agreements with a commercial lender. A mortgage loan for $8.5 million is secured by the Company’s Huntsville, Alabama Homewood Suites; a separate mortgage loan for $6.75 million is secured by the Company’s Prattville, Alabama Courtyard. Combined scheduled payments of interest and principal of approximately $82,000 are due monthly, and each loan will amortize on a 25 year term with a balloon payment due at maturity in February 2023. Each mortgage loan has an applicable fixed interest rate of approximately 4.12%. At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, and to pay transaction costs. Combined total loan origination costs of approximately $0.3 million are being amortized as interest expense through the maturity date of each loan.

In March 2013, the Company entered into a secured mortgage loan agreement with a commercial lender. The mortgage loan for $19.0 million is secured by the Company’s San Diego, California Residence Inn. Scheduled payments of interest and principal of approximately $100,000 are due monthly, and the loan will amortize on a 25 year term with a balloon payment due at maturity in March 2023. The mortgage loan has an applicable fixed interest rate of approximately 3.97%. At closing, the Company used the proceeds from the loan to reduce the outstanding balance on its credit facility, and to pay transaction costs. Loan origination costs totaling approximately $0.1 million are being amortized as interest expense through the maturity date.

Capital Uses

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

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $40 million revolving credit facility. The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.  Although reduced effective with the April 2013 distribution, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. With the depressed financial results of the Company and lodging industry as compared to pre-recession levels, the Company has and will, if necessary, attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company were to default or be unable to refinance debt maturing in the future it may be unable to make distributions.

Index

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2013 totaled approximately $17.5 million and were paid at a monthly rate of $0.064167 per common share.  For the same period, the Company’s net cash generated from operations was approximately $11.8 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate, which, effective with the Company’s April 2013 distribution, is $0.055 per common share.  The Company’s Board of Directors approved in 2013, a reduction of the annual distribution rate from $0.77 per common share to $0.66 per common share, effective with the April 2013 distribution. The Company intends to continue paying distributions on a monthly basis. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2013, the Company has redeemed approximately 11.9 million Units representing $128.5 million, including 0.4 million Units in the amount of $4.2 million and 0.5 million Units in the amount of $5.0 million redeemed during the three months ended March 31, 2013 and 2012.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209
October 2012	13,003,443	363,755	12,639,688
January 2013	13,394,933	386,558	13,008,375

As noted above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Redemption Program approximately 1-2% of weighted average Units during 2013. The Company has accelerated payments under its Unit Redemption Program such that all funds available for redemptions in 2013 will be paid by June 30, 2013. The priority of redemption payments will continue to be made on a pro-rata basis according to the terms of the Unit Redemption Program. After June 30, 2013, no redemption payments are planned for the remainder of the year.

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the three months ended March 31, 2013 and 2012, approximately 0.3 million Units, representing $3.6 million in proceeds to the Company, and 0.4 million Units, representing $4.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2013, approximately 11.7 million Units, representing $128.2 million in proceeds to the Company, were issued under the plan.

Index

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2013, the Company held $9.6 million in reserve for capital expenditures.  During the first three months of 2013, the Company spent approximately $1.9 million on capital expenditures and anticipates spending an additional $16 to $18 million for the remainder of the year.  The Company currently does not have any existing or planned projects for new development.

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

Subsequent Events

In April 2013, the Company declared and paid approximately $5.0 million, or $0.055 per outstanding common share, in distributions to its common shareholders, of which approximately $1.0 million or 90,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 530,000 Units in the amount of $5.8 million.  This redemption included an acceleration of all planned redemptions for 2013.  No further redemptions are planned for the remainder of 2013. As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 4% of the total 14.0 million requested Units to be redeemed, with approximately 13.4 million requested Units not redeemed.

On April 1, 2013, the Company entered into a new $17.0 million mortgage loan agreement secured by the Miami, Florida Homewood Suites. The loan will amortize based on a 25 year term with a balloon payment due at maturity in April 2023. Interest is payable monthly on the outstanding balance at an annual rate of 4.02%. At closing, proceeds from the loan were used to extinguish through pay-off the prior mortgage note payable secured by the Miami, Florida Homewood Suites, reduce the outstanding balance on the Company’s credit facility and to pay transaction costs.  The previous note payable had a scheduled maturity in July 2013, and was originally assumed upon acquisition of the hotel in 2007.  The mortgage note payable had a principal balance at pay-off of approximately $8.3 million, an interest rate of 6.5%, and was extinguished without premium or discount to the balance outstanding.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at March 31, 2013 of $29.6 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $296,000, all other factors remaining the same. The Company’s cash balance at March 31, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since January 2011, the total redemption requests have exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2013, the Company has redeemed approximately 11.9 million Units representing $128.5 million. During the three months ended March 31, 2013, the Company redeemed approximately 0.4 million Units in the amount of $4.2 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13% and 6% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011; 4%, 4%, 3% and 3% in the first, second, third and fourth quarters of 2012; and 3% in the first quarter of 2013, leaving approximately 13.0 million Units requested but not redeemed as of the last scheduled redemption date in the first quarter of 2013 (January 2013).  Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources, including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales, from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2012	12,885,635	455,093	12,430,542
April 2012	12,560,001	441,458	12,118,543
July 2012	12,709,508	364,299	12,345,209
October 2012	13,003,443	363,755	12,639,688
January 2013	13,394,933	386,558	13,008,375

The following is a summary of redemptions during the first quarter of 2013 (no redemptions occurred in February and March of 2013):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2013	386,558	$10.99	386,558		(1)

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
The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index