Form 10-Q
period 2013-06-30
Apple REIT Seven, Inc.
filed 2013-08-08
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of registrant’s common shares outstanding as of August 1, 2013: 90,613,634

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLE REIT SEVEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $196,667 and $182,814, respectively	$789,947	$812,626
Hotels held for sale	10,300	0
Restricted cash-furniture, fixtures and other escrows	10,765	11,354
Due from third party managers, net	10,808	6,798
Other assets, net	5,747	4,725
Total Assets	$827,567	$835,503

Liabilities
Credit facility	$25,100	$35,600
Mortgage debt	184,792	162,523
Accounts payable and accrued expenses	13,099	12,917
Total Liabilities	222,991	211,040

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,613,634 and 90,941,959 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,613,634 and 90,941,959 shares, respectively	895,318	898,821
Distributions greater than net income	(290,766)	(274,382)
Total Shareholders' Equity	604,576	624,463

Total Liabilities and Shareholders' Equity	$827,567	$835,503

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Room revenue	$52,726	$50,020	$100,010	$96,350
Other revenue	5,403	5,126	10,659	10,222
Total revenue	58,129	55,146	110,669	106,572

Expenses:
Operating expense	15,221	14,402	29,495	28,044
Hotel administrative expense	3,970	3,934	7,958	7,769
Sales and marketing	4,461	4,295	8,544	8,330
Utilities	2,119	2,041	4,209	4,055
Repair and maintenance	2,482	2,314	4,854	4,605
Franchise fees	2,409	2,265	4,613	4,416
Management fees	1,998	1,912	3,794	3,656
Property taxes, insurance and other	3,134	3,100	6,125	6,138
General and administrative	1,729	1,735	3,066	3,853
Depreciation expense	8,584	8,470	17,177	16,878
Total expenses	46,107	44,468	89,835	87,744

Operating income	12,022	10,678	20,834	18,828

Interest expense, net	(2,618)	(2,541)	(5,212)	(5,210)

Income before income taxes	9,404	8,137	15,622	13,618

Income tax expense	(90)	(94)	(180)	(188)

Income from continuing operations	9,314	8,043	15,442	13,430

Income from discontinued operations	368	96	604	239

Net income	$9,682	$8,139	$16,046	$13,669

Basic and diluted net income per common share
From continuing operations	$0.10	$0.09	$0.17	$0.15
From discontinued operations	0.01	0.00	0.01	0.00
Total basic and diluted net income per common share	$0.11	$0.09	$0.18	$0.15

Weighted average common shares outstanding - basic and diluted	90,608	90,886	90,707	90,922

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$16,046	$13,669
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	17,177	17,193
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	104	200
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(4,010)	(4,662)
Increase in other assets	(383)	(177)
Increase in accounts payable and accrued expenses	73	440
Net cash provided by operating activities	29,007	26,663

Cash flows from investing activities:
Capital improvements	(4,689)	(4,383)
Decrease (increase) in capital improvement reserves	194	(351)
Net cash used in investing activities	(4,495)	(4,734)

Cash flows from financing activities:
Net proceeds related to issuance of Units	6,559	8,228
Redemptions of Units	(10,162)	(9,834)
Distributions paid to common shareholders	(32,430)	(34,997)
Net proceeds from extinguished credit facility	0	16,300
Payments on existing credit facility	(10,500)	0
Proceeds from mortgage debt	51,250	0
Payments on mortgage debt	(28,734)	(1,526)
Deferred financing costs	(495)	(100)
Net cash used in financing activities	(24,512)	(21,929)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of June 30, 2013, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2013 or 2012. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Credit Facility and Mortgage Debt

Credit Facility

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility.  In January 2013, the Company entered into an amendment to its credit facility to temporarily increase the maximum aggregate commitment from $40 million to $55 million, which on April 1, 2013, was reduced back to $40 million. As noted below, the additional borrowings were used to pay off and extinguish a mortgage note in February 2013, and were subsequently repaid with proceeds from the secured mortgage loan entered into in March 2013. The balance outstanding under the credit facility on June 30, 2013 and December 31, 2012 was $25.1 million and $35.6 million, at an annual interest rate of approximately 3.44% and 3.46%, respectively. The credit facility contains customary affirmative covenants and negative covenants and events of defaults. It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, maximum distributions and redemptions and minimum debt service and fixed charge coverage ratios. The Company was in compliance with each of these covenants at June 30, 2013.

Mortgage Debt

During the six months ended June 30, 2013, the Company entered into four mortgage loan agreements with commercial lenders, secured by four hotel properties for a total of $51.3 million. Combined scheduled payments of interest and principal totaling approximately $271,000 are due monthly and each loan will amortize on a 25 year term with a balloon payment due at maturity. At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, extinguish through pay-off a mortgage note payable, as described below, and to pay transaction costs. Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the maturity date for each loan.  The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands:

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Huntsville, AL	Homewood Suites	4.12%	1/15/2013	2/6/2023	$8,500
Prattville, AL	Courtyard	4.12%	1/15/2013	2/6/2023	6,750
San Diego, CA	Residence Inn	3.97%	3/4/2013	3/6/2023	19,000
Miami, FL	Homewood Suites	4.02%	4/1/2013	4/1/2023	17,000
Total					$51,250

In February 2013, the Company extinguished through pay-off a mortgage loan jointly secured by the San Diego, California Residence Inn and the Provo, Utah Residence Inn.  The mortgage loan had a scheduled maturity in April 2013, and was originally assumed upon acquisition of the two hotels in 2007.  The mortgage loan had a principal balance at pay-off of approximately $18.3 million, an interest rate of 6.55%, and was extinguished without premium or discount to the balance outstanding.  Funds for the debt extinguishment were provided by borrowings under the Company’s amended unsecured credit facility.

Index

In April, 2013, the Company extinguished through pay-off the prior mortgage loan secured by the Miami, Florida Homewood Suites.  Funds for the debt extinguishment were provided by the origination of the new mortgage loan secured by the Miami, Florida Homewood Suites. The mortgage loan had a scheduled maturity in July 2013, and was originally assumed upon acquisition of the hotel in 2007.  The mortgage loan had a principal balance at pay-off of approximately $8.3 million, an interest rate of 6.5%, and was extinguished without premium or discount to the balance outstanding.

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of June 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $209.9 million and $206.8 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $198.1 million and $204.1 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On May 14, 2013, Apple REIT Six, Inc. merged with and into an entity that is not affiliated with the Apple REIT Entities or its Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple REIT Six, Inc. ceased (the “Merger”).  Prior to the Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple REIT Six, Inc. and members of the Company’s Board of Directors were also on the Board of Directors of Apple REIT Six, Inc.

Index

A7A Agreement

The Company is party to an advisory agreement with A7A, pursuant to which A7A provides management services to the Company.  A7A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple REIT Six, Inc. was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A7A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.7 million for both the six months ended June 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A7A, the Company reimbursed A7A, or paid directly to AFM on behalf of A7A, approximately $0.8 million and $0.9 million for the six months ended June 30, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple REIT Six, Inc. (prior to the Merger), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten.  In connection with the Merger, effective May 14, 2013, the entire membership interest of Apple REIT Six, Inc. in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple REIT Six, Inc. for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple REIT Six, Inc. and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the Merger, on May 13, 2013, Apple REIT Nine, Inc. acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.

Prior to the Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple REIT Nine, Inc. to the other Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.  Each of these companies has agreed to reimburse Apple REIT Nine, Inc. for its share of these costs.  From the period May 14, 2013 through June 30, 2013, the Company reimbursed Apple REIT Nine, Inc. approximately $25,000 for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

Index

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple REIT Six, Inc. and A6 Advisors after the Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related  Matters discussed herein for all of the Apple REIT Entities was approximately $1.7 million for the six months ended June 30, 2013, of which approximately $0.4 million was allocated to the Company. Total costs for the six months ended June 30, 2012 for all of the Apple REIT Entities was approximately $3.2 million, of which approximately $0.7 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air.  The other current members of Apple Air are Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  In connection with the Merger, on May 13, 2013, Apple REIT Ten, Inc. acquired its membership interest in Apple Air from Apple REIT Six, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $1.6 million and $1.7 million as of June 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the six months ended June 30, 2013 and 2012, the Company recorded a loss of approximately $111,000 and $103,000,  respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

5.  Shareholders’ Equity

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since January 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it evaluates a potential consolidation transaction in which the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. would be combined (the “Consolidation Transaction”).

Since inception of the program through June 30, 2013, the Company has redeemed approximately 12.4 million Units representing $134.4 million, including 0.9 million Units in the amount of $10.2 million and 0.9 million Units in the amount of $9.8 million redeemed during the six months ended June 30, 2013 and 2012, respectively.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2012	12,885,635	455,093	12,430,542
Second Quarter 2012	12,560,001	441,458	12,118,543
Third Quarter 2012	12,709,508	364,299	12,345,209
Fourth Quarter 2012	13,003,443	363,755	12,639,688
First Quarter 2013	13,394,933	386,558	13,008,375
Second Quarter 2013	13,975,946	538,067	13,437,879

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the six months ended June 30, 2013 and 2012, approximately 0.6 million Units, representing $6.6 million in proceeds to the Company, and 0.7 million Units, representing $8.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through June 30, 2013, approximately 11.9 million Units, representing $131.1 million in proceeds to the Company, were issued under the plan. Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment Plan, as it assesses the Consolidation Transaction.

Index

Distributions

For the three months ended June 30, 2013 and 2012, the Company made distributions of $0.165 and $0.193 per common share for a total of $15.0 million and $17.5 million. For the six months ended June 30, 2013 and 2012, the Company made distributions of $0.358 and $0.385 per common share for a total of $32.4 million and $35.0 million. In 2013, the Company’s Board of Directors approved a reduction of the annual distribution rate from $0.77 per common share to $0.66 per common share, effective with the distribution paid in April 2013. The Company’s distributions will continue to be paid monthly.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments”. The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees have requested that their brief be due on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

7.  Discontinued Operations

During December 2012, the Company identified three properties, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia and Tallahassee, Florida, that it would consider selling in 2013 due to anticipated returns for needed capital investment being below returns for other investment opportunities. Due to the change in anticipated hold period of the assets, the estimated undiscounted cash flow for these properties was estimated to be less than their carrying value; therefore the Company recognized a loss of $6.6 million in the fourth quarter of 2012 to adjust the basis of the properties to their estimated fair market value.  In January 2013, the Company committed to sell these properties and began the process of marketing efforts. These hotels have been classified on the consolidated balance sheets as “Hotels held for sale” as of June 30, 2013, and are recorded at the fair value less cost to sell. The estimated fair value of the three properties is based on third party pricing estimates, including specific market analysis and management estimates of market capitalization rates. These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy. The results of operations for these properties for the three and six months ended June 30, 2013 and 2012 are classified on the consolidated statements of operations in the line item “Income from discontinued operations”.

The following table sets forth the components of income from discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Total revenue	$1,225	$1,051	$2,273	$2,124
Hotel operating expenses	771	709	1,460	1,393
Property taxes, insurance and other	86	41	209	83
Depreciation expense	0	158	0	315
Interest expense, net	0	47	0	94
Income from discontinued operations	$368	$96	$604	$239

8.  Subsequent Events

In July 2013, the Company declared and paid approximately $5.0 million, or $0.055 per outstanding common share, in distributions to its common shareholders.

On August 7, 2013, after the approval by its Board of Directors, the Company entered into an Agreement and Plan of Merger with Apple REIT Eight, Inc. and Apple REIT Nine, Inc., where the Company and Apple REIT Eight, Inc. would merge into Apple REIT Nine, Inc. Under the Agreement and Plan of Merger, each outstanding Unit of the Company would be exchanged for one common share of Apple REIT Nine, Inc. and each outstanding Unit of Apple REIT Eight, Inc. would be exchanged for 0.85 common shares of Apple REIT Nine, Inc.  The transaction is subject to shareholder approval by each of the companies and to customary closing conditions.  As a result, there is no assurance that the merger will occur.

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

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006.  As of June 30, 2013, the Company owned 51 hotels within different markets in the United States.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income as compared to the prior year.  Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.

Index

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

The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. In January 2013, the Company committed to sell three underperforming assets, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia, and Tallahassee, Florida. Due to the change in anticipated hold period of these assets, the Company recognized an impairment loss of $6.6 million in the fourth quarter of 2012. The results of these properties have been included in discontinued operations in the Company’s consolidated statements of operations and are not included in the summary below.

The following is a summary of the Company’s results from continuing operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$58,129	100%	$55,146	100%	5%	$110,669	100%	$106,572	100%	4%
Hotel operating expenses	32,660	56%	31,163	57%	5%	63,467	57%	60,875	57%	4%
Property taxes, insurance and other expense	3,134	5%	3,100	6%	1%	6,125	6%	6,138	6%	0%
General and administrative expense	1,729	3%	1,735	3%	0%	3,066	3%	3,853	4%	-20%

Depreciation	8,584		8,470		1%	17,177		16,878		2%
Interest expense, net	2,618		2,541		3%	5,212		5,210		0%
Income tax expense	90		94		-4%	180		188		-4%

Number of hotels	48		48		0%	48		48		0%
Average Market Yield (1)	122		122		0%	123		124		-1%
ADR	$117		$115		2%	$117		$115		2%
Occupancy	80%		77%		4%	76%		74%		3%
RevPAR	$93		$88		6%	$89		$85		5%
Total rooms sold (2)	449,619		433,097		4%	855,775		833,074		3%
Total rooms available (3)	565,019		561,393		1%	1,125,383		1,122,786		0%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Potential Consolidation Transaction

During June 2013, the Boards of Directors of the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. authorized the evaluation of a potential consolidation transaction in which the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. would be combined (the “Consolidation Transaction”).  Each of the company’s respective Board of Directors has designated a special committee consisting of two non-management directors to evaluate the Consolidation Transaction. The special committee of each Board has retained third party financial and legal advisors, to assist the special committee in its evaluation of the Consolidation Transaction.  Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment and Unit Redemption Programs, as it assesses the Consolidation Transaction. On August 7, 2013, the Company entered into an Agreement and Plan of Merger with Apple REIT Eight, Inc. and Apple REIT Nine, Inc. See further discussion in Subsequent Events.

Index

Legal Proceedings

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees have requested that their brief be due on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2013.  All dollar amounts are in thousands.

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

Index

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

*  Hotels are reported as held for sale

 Results of Operations

As of June 30, 2013, the Company owned 51 hotels with 6,426 rooms, including the three hotels held for sale. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income from continuing operations improved during the first six months of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with their local markets and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended June 30, 2013 and 2012, the Company had hotel revenue from continuing operations of $58.1 million and $55.1 million, respectively. For the six months ended June 30, 2013 and 2012, the Company had hotel revenue from continuing operations of $110.7 million and $106.6 million, respectively. For the three months ended June 30, 2013 and 2012, the continuing hotels achieved combined average occupancy of approximately 80% and 77%, ADR of $117 and $115, and RevPAR of $93 and $88. For the six months ended June 30, 2013 and 2012, the continuing hotels achieved combined average occupancy of approximately 76% and 74%, ADR of $117 and $115, and RevPar of $89 and $85. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the second quarter and first half of 2013, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy of 4% in the second quarter of 2013 and 3% in the first half of 2013 as compared to the same periods of 2012. In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 2% during the second quarter and first half of 2013 as compared to the prior year. Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012. Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first six months of 2013 and 2012 was 123 and 124.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Index

 Expenses

Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2013 and 2012, hotel operating expenses from continuing operations totaled $32.7 million and $31.2 million, representing 56% and 57% of total hotel revenue. For the six months ended June 30, 2013 and 2012, hotel operating expenses from continuing operations totaled $63.5 million and $60.9 million, representing 57% of total hotel revenue for each period. Overall hotel operational expenses for the first six months of 2013 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to the associated new government regulations surrounding healthcare. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance and other expenses from continuing operations for the three months ended June 30, 2013 and 2012 totaled $3.1 million for each period, representing 5% and 6% of total hotel revenue. For the six months ended June 30, 2013 and 2012, property taxes, insurance, and other expenses from continuing operations totaled $6.1 million for each period, representing 6% of total hotel revenue. Property taxes have decreased slightly due to successful appeals of tax assessments at certain locations, which is partially offset by higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy. Insurance rates increased modestly in 2013.

General and administrative expense from continuing operations for the three months ended June 30, 2013 and 2012 was $1.7 million for each period, representing 3% of total hotel revenue.  For the six months ended June 30, 2013 and 2012, general and administrative expense from continuing operations was $3.1 million and $3.9 million, representing 3% and 4% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, reporting expenses and potential consolidation related costs. Legal and potential consolidation costs are described below.

During the six months ended June 30, 2013 and 2012, the Company incurred approximately $0.4 million and $0.7 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC.  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities.  Total costs for these legal matters for all of the Apple REIT Entities were approximately $1.7 million and $3.2 million during the six months ended June 30, 2013 and 2012.  The Company anticipates it will continue to incur costs associated with these matters.

Index

In conjunction with the potential Consolidation Transaction discussed herein, the Company incurred approximately $0.2 million in expenses during the second quarter of 2013.  The Company will continue to incur these costs during 2013 if a transaction is pursued.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. (the “other Apple REITs”).  Total costs incurred during the six months ended June 30, 2012 related to the prior potential consolidation transaction were approximately $0.7 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Depreciation expense from continuing operations for the three months ended June 30, 2013 and 2012 was $8.6 million and $8.5 million, and $17.2 million and $16.9 million for the six months end June 30, 2013 and 2012.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment), for the respective periods owned.

Interest expense, net from continuing operations for the three months ended June 30, 2013 and 2012 was $2.6 million and $2.5 million, and $5.2 million for both the six months ended June 30, 2013 and 2012. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s credit facility.  Interest expense for the six months ended June 30, 2013 and 2012 was reduced by capitalized interest of approximately $0.1 million and $0.2 million in conjunction with hotel renovations. As of June 30, 2013, the Company had debt outstanding of $209.9 million compared to $189.3 million at June 30, 2012.  The increase in debt outstanding was offset by lower interest rates on the Company’s mortgage debt and credit facility during the first half of 2013 as compared to the prior year. The increase in overall debt outstanding during the first half of 2013 was necessary to fund working capital needs, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

On May 14, 2013, Apple REIT Six, Inc. merged with and into an entity that is not affiliated with the Apple REIT Entities or its Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple REIT Six, Inc. ceased (the “Merger”).  Prior to the Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple REIT Six, Inc. and members of the Company’s Board of Directors were also on the Board of Directors of Apple REIT Six, Inc.

A7A Agreement

The Company is party to an advisory agreement with A7A, pursuant to which A7A provides management services to the Company.  A7A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the Merger became a wholly-owned subsidiary of A9A.  This transaction between A9A and Apple REIT Six, Inc. was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A7A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.7 million for both the six months ended June 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A7A, the Company reimbursed A7A, or paid directly to AFM on behalf of A7A, approximately $0.8 million and $0.9 million for the six months ended June 30, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple REIT Six, Inc. (prior to the Merger), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten.  In connection with the Merger, effective May 14, 2013, the entire membership interest of Apple REIT Six, Inc. in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple REIT Six, Inc. for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple REIT Six, Inc. and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the Merger, on May 13, 2013, Apple REIT Nine, Inc. acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.

Prior to the Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple REIT Nine, Inc. to the other Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.  Each of these companies has agreed to reimburse Apple REIT Nine, Inc. for its share of these costs.  From the period May 14, 2013 through June 30, 2013, the Company reimbursed Apple REIT Nine, Inc. approximately $25,000 for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

Index

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple REIT Six, Inc. and A6 Advisors after the Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related  Matters discussed herein for all of the Apple REIT Entities was approximately $1.7 million for the six months ended June 30, 2013, of which approximately $0.4 million was allocated to the Company. Total costs for the six months ended June 30, 2012 for all of the Apple REIT Entities was approximately $3.2 million, of which approximately $0.7 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air.  The other current members of Apple Air are Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  In connection with the Merger, on May 13, 2013, Apple REIT Ten, Inc. acquired its membership interest in Apple Air from Apple REIT Six, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $1.6 million and $1.7 million as of June 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the six months ended June 30, 2013 and 2012, the Company recorded a loss of approximately $111,000 and $103,000,  respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

Liquidity and Capital Resources

Capital Resources

Credit Facility

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. With the availability of this credit facility, the Company generally maintains little cash on hand, accessing the facility as necessary.  As a result, cash on hand was $0 at June 30, 2013.  The outstanding balance on the credit facility as of June 30, 2013 was $25.1 million compared to $35.6 million at December 31, 2012, and its annual interest rate was approximately 3.44% at June 30, 2013. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

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

The Company was in compliance with each of these covenants at June 30, 2013.

In January 2013, the Company entered into an amendment to its credit facility to temporarily increase the maximum aggregate commitment from $40 million to $55 million, which on April 1, 2013, was reduced back to $40 million. As noted below, the additional borrowings were used to pay off and extinguish a mortgage note in February 2013, which were subsequently repaid with proceeds from the refinancing of debt.

Mortgage Debt

During the six months ended June 30, 2013, the Company entered into four mortgage loan agreements with commercial lenders, secured by four hotel properties for a total of $51.3 million. Combined scheduled payments of interest and principal totaling approximately $271,000 are due monthly and each loan will amortize on a 25 year term with a balloon payment due at maturity. At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, extinguish through pay-off a mortgage note payable, as described below, and to pay transaction costs. Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the maturity date for each loan.  The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands:

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Huntsville, AL	Homewood Suites	4.12%	1/15/2013	2/6/2023	$8,500
Prattville, AL	Courtyard	4.12%	1/15/2013	2/6/2023	6,750
San Diego, CA	Residence Inn	3.97%	3/4/2013	3/6/2023	19,000
Miami, FL	Homewood Suites	4.02%	4/1/2013	4/1/2023	17,000
Total					$51,250

Index

Capital Uses

In February 2013, the Company extinguished through pay-off a mortgage loan jointly secured by the San Diego, California Residence Inn and the Provo, Utah Residence Inn.  The mortgage loan had a scheduled maturity in April 2013, and was originally assumed upon acquisition of the two hotels in 2007.  The mortgage loan had a principal balance at pay-off of approximately $18.3 million, an interest rate of 6.55%, and was extinguished without premium or discount to the balance outstanding.  Funds for the debt extinguishment were provided by borrowings under the Company’s amended unsecured credit facility.

In April, 2013, the Company extinguished through pay-off the prior mortgage loan secured by the Miami, Florida Homewood Suites.  Funds for the debt extinguishment were provided by the origination of the new mortgage loan secured by the Miami, Florida Homewood Suites. The mortgage loan had a scheduled maturity in July 2013, and was originally assumed upon acquisition of the hotel in 2007.  The mortgage loan had a principal balance at pay-off of approximately $8.3 million, an interest rate of 6.5%, and was extinguished without premium or discount to the balance outstanding.

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $40 million revolving credit facility. The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.  Although reduced effective with the April 2013 distribution, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. With the decline in financial results of the Company and lodging industry as compared to pre-recession levels, the Company has and will, if necessary, attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company were to default or be unable to refinance debt maturing in the future it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first six months of 2013 totaled approximately $32.4 million and were paid at a monthly rate of $0.064167 per common share for the first quarter of 2013 and $0.055 per common share for the second quarter of 2013.  For the same period, the Company’s net cash generated from operations was approximately $29.0 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate.  The Company’s Board of Directors approved in 2013, a reduction of the annual distribution rate from $0.77 per common share to $0.66 per common share, effective with the April 2013 distribution. The Company intends to continue paying distributions on a monthly basis. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

Index

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since January 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it assesses the Consolidation Transaction.

Since inception of the program through June 30, 2013, the Company has redeemed approximately 12.4 million Units representing $134.4 million, including 0.9 million Units in the amount of $10.2 million and 0.9 million Units in the amount of $9.8 million redeemed during the six months ended June 30, 2013 and 2012.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2012	12,885,635	455,093	12,430,542
Second Quarter 2012	12,560,001	441,458	12,118,543
Third Quarter 2012	12,709,508	364,299	12,345,209
Fourth Quarter 2012	13,003,443	363,755	12,639,688
First Quarter 2013	13,394,933	386,558	13,008,375
Second Quarter 2013	13,975,946	538,067	13,437,879

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. During the six months ended June 30, 2013 and 2012, approximately 0.6 million Units, representing $6.6 million in proceeds to the Company, and 0.7 million Units, representing $8.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through June 30, 2013, approximately 11.9 million Units, representing $131.1 million in proceeds to the Company, were issued under the plan. Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment Plan, as it assesses the Consolidation Transaction.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2013, the Company held $9.1 million in reserve for capital expenditures.  During the first six months of 2013, the Company spent approximately $4.7 million on capital expenditures and anticipates spending an additional $11 to $13 million for the remainder of the year.  The Company currently does not have any existing or planned projects for new development.

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

Subsequent Events

In July 2013, the Company declared and paid approximately $5.0 million, or $0.055 per outstanding common share, in distributions to its common shareholders.

On August 7, 2013, after the approval by its Board of Directors, the Company entered into an Agreement and Plan of Merger with Apple REIT Eight, Inc. and Apple REIT Nine, Inc., where the Company and Apple REIT Eight, Inc. would merge into Apple REIT Nine, Inc. Under the Agreement and Plan of Merger, each outstanding Unit of the Company would be exchanged for one common share of Apple REIT Nine, Inc. and each outstanding Unit of Apple REIT Eight, Inc. would be exchanged for 0.85 common shares of Apple REIT Nine, Inc.  The transaction is subject to shareholder approval by each of the companies and to customary closing conditions.  As a result, there is no assurance that the merger will occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at June 30, 2013 of $25.1 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $0.3 million, all other factors remaining the same. The Company’s cash balance at June 30, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees have requested that their brief be due on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. A shareholder may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since January 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it evaluates a potential consolidation transaction in which the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. would be combined.

Since inception of the program through June 30, 2013, the Company has redeemed approximately 12.4 million Units representing $134.4 million. During the six months ended June 30, 2013, the Company redeemed approximately 0.9 million Units in the amount of $10.2 million. As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 64%, 56%, 13% and 6% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011; 4%, 4%, 3% and 3% in the first, second, third and fourth quarters of 2012; and 3% and 4% in the first quarter and second quarters of 2013, leaving approximately 13.4 million Units requested but not redeemed as of the last scheduled redemption date in the second quarter of 2013. Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources, including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales, from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2012	12,885,635	455,093	12,430,542
Second Quarter 2012	12,560,001	441,458	12,118,543
Third Quarter 2012	12,709,508	364,299	12,345,209
Fourth Quarter 2012	13,003,443	363,755	12,639,688
First Quarter 2013	13,394,933	386,558	13,008,375
Second Quarter 2013	13,975,946	538,067	13,437,879

The following is a summary of redemptions during the second quarter of 2013 (no redemptions occurred in June of 2013):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2013	530,100	$10.99	530,100		(1)
May 2013	7,967	$11.00	7,967		(1)

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
The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 8, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 8, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)