Form 10-Q
period 2013-09-30
Apple REIT Seven, Inc.
filed 2013-11-06
CIK 1329011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares outstanding as of November 1, 2013: 90,613,633

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

Index

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

APPLE REIT SEVEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $205,180 and $179,491, respectively	$784,535	$802,326
Hotels held for sale	9,600	10,300
Restricted cash-furniture, fixtures and other escrows	12,020	11,354
Due from third party managers, net	9,324	6,798
Other assets, net	5,155	4,725
Total Assets	$820,634	$835,503

Liabilities
Credit facility	$24,500	$35,600
Mortgage debt	183,560	162,523
Accounts payable and accrued expenses	15,032	12,917
Total Liabilities	223,092	211,040

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,613,633 and 90,941,959 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,613,633 and 90,941,959 shares, respectively	895,318	898,821
Distributions greater than net income	(297,800)	(274,382)
Total Shareholders' Equity	597,542	624,463

Total Liabilities and Shareholders' Equity	$820,634	$835,503

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Room revenue	$53,715	$51,166	$153,725	$147,516
Other revenue	5,458	4,658	16,117	14,880
Total revenue	59,173	55,824	169,842	162,396

Expenses:
Operating expense	15,250	14,834	44,745	42,878
Hotel administrative expense	4,138	4,028	12,096	11,797
Sales and marketing	4,460	4,274	13,004	12,604
Utilities	2,588	2,521	6,797	6,576
Repair and maintenance	2,569	2,493	7,423	7,098
Franchise fees	2,517	2,345	7,130	6,761
Management fees	1,949	1,856	5,743	5,512
Property taxes, insurance and other	3,178	3,179	9,303	9,317
General and administrative	1,366	1,684	4,245	4,815
Merger transaction costs	1,527	0	1,714	722
Depreciation expense	8,512	8,496	25,689	25,374
Total expenses	48,054	45,710	137,889	133,454

Operating income	11,119	10,114	31,953	28,942

Interest expense, net	(2,680)	(2,713)	(7,892)	(7,923)

Income before income taxes	8,439	7,401	24,061	21,019

Income tax expense	(80)	(75)	(260)	(263)

Income from continuing operations	8,359	7,326	23,801	20,756

Income (loss) from discontinued operations	(442)	(27)	162	212

Net income	$7,917	$7,299	$23,963	$20,968

Basic and diluted net income per common share
From continuing operations	$0.09	$0.08	$0.26	$0.23
From discontinued operations	0.00	0.00	0.00	0.00
Total basic and diluted net income per common share	$0.09	$0.08	$0.26	$0.23

Weighted average common shares outstanding - basic and diluted	90,614	90,866	90,676	90,903

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,963	$20,968
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	25,689	25,848
Loss on hotels held for sale	700	0
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	107	297
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(2,526)	(2,698)
Increase in other assets	(665)	(650)
Increase in accounts payable and accrued expenses	1,748	1,927
Net cash provided by operating activities	49,016	45,692

Cash flows from investing activities:
Capital improvements	(7,532)	(6,255)
Increase in capital improvement reserves	(262)	(3,270)
Net cash used in investing activities	(7,794)	(9,525)

Cash flows from financing activities:
Net proceeds related to issuance of Units	6,559	12,180
Redemptions of Units	(10,162)	(13,835)
Distributions paid to common shareholders	(47,382)	(52,484)
Payments on extinguished credit facility	0	(64,700)
Proceeds from (payments on) existing credit facility	(11,100)	22,600
Proceeds from mortgage debt	51,250	63,000
Payments on mortgage debt	(29,863)	(2,300)
Deferred financing costs	(524)	(628)
Net cash used in financing activities	(41,222)	(36,167)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT SEVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on May 26, 2005 and operations began on April 27, 2006 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of September 30, 2013, the Company owned 51 hotels located in 18 states with an aggregate of 6,426 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2013 or 2012. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2. Merger Agreement

On August 7, 2013, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”), Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”).  The Merger Agreement provides for the merger of Apple Seven and Apple Eight with and into Seven Acquisition Sub and Eight Acquisition Sub, respectively, which were formed solely for engaging in the mergers and have not conducted any prior activities.  Upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight will cease and Seven Acquisition Sub and Eight Acquisition Sub will be the surviving corporations.  Pursuant to the terms of the Merger Agreement, upon completion of the mergers the current Apple Nine common shares totaling 182,784,131 will remain outstanding, and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) will be converted into one (the “Apple Seven exchange ratio”) common share of Apple Nine, or a total of approximately 90,613,633 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Seven will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) will be converted into 0.85 (the “Apple Eight exchange ratio”) common share of Apple Nine, or a total of approximately 78,319,004 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Eight will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

If the mergers are approved by the shareholders of each of Apple Seven, Apple Eight and Apple Nine and all of the other conditions to the mergers are completed, Apple Seven will record an expense related to the conversion of Apple Seven’s Series B convertible preferred shares into common shares of Apple Nine. Although the final estimate of fair value may vary significantly from these estimates, Apple Nine’s preliminary estimate of the fair value of $9.00 to $11.00 per Apple Nine common share would result in an expense to Apple Seven ranging from approximately $52 million to $64 million.

The Merger Agreement contains various closing conditions, including shareholder approval by Apple Seven, Apple Eight and Apple Nine.  As a result, there is no assurance that the mergers will occur.  Under the Merger Agreement, Apple Seven, Apple Eight and Apple Nine may terminate the Merger Agreement under certain circumstances; however, each of the companies may be required to pay a fee of $1.7 million, plus reasonable third party expenses, to each of the other companies upon such termination.  All costs related to the proposed mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred approximately $1.7 million in expenses for the nine months ended September 30, 2013.

3.  Credit Facility and Mortgage Debt

Credit Facility

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility.  In January 2013, the Company entered into an amendment to its credit facility to temporarily increase the maximum aggregate commitment from $40 million to $55 million, which, on April 1, 2013, was reduced back to $40 million. As noted below, the additional borrowings were used to pay off and extinguish a mortgage note in February 2013 and were subsequently repaid with proceeds from the secured mortgage loan entered into in March 2013. The balance outstanding under the credit facility on September 30, 2013 and December 31, 2012 was $24.5 million and $35.6 million, at an annual interest rate of approximately 3.43% and 3.46%, respectively. The credit facility contains customary affirmative covenants and negative covenants and events of defaults. It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, maximum distributions and redemptions and minimum debt service and fixed charge coverage ratios. The Company was in compliance with each of these covenants at September 30, 2013.

Index

Mortgage Debt

During the nine months ended September 30, 2013, the Company entered into four mortgage loan agreements with commercial lenders, secured by four hotel properties for a total of $51.3 million. Combined scheduled payments of interest and principal totaling approximately $271,000 are due monthly and each loan will amortize on a 25 year term with a balloon payment due at maturity. At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, extinguish through pay-off a mortgage note payable, as described below, and to pay transaction costs. Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the maturity date for each loan.  The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands:

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Huntsville, AL	Homewood Suites	4.12%	1/15/2013	2/6/2023	$8,500
Prattville, AL	Courtyard	4.12%	1/15/2013	2/6/2023	6,750
San Diego, CA	Residence Inn	3.97%	3/4/2013	3/6/2023	19,000
Miami, FL	Homewood Suites	4.02%	4/1/2013	4/1/2023	17,000
Total					$51,250

In February 2013, the Company extinguished through pay-off a mortgage loan jointly secured by the San Diego, California Residence Inn and the Provo, Utah Residence Inn.  The mortgage loan had a scheduled maturity in April 2013 and was originally assumed upon acquisition of the two hotels in 2007.  The mortgage loan had a principal balance at pay-off of approximately $18.3 million, an interest rate of 6.55%, and was extinguished without premium or discount to the balance outstanding.  Funds for the debt extinguishment were provided by borrowings under the Company’s amended unsecured credit facility.

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

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $208.1 million and $208.7 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $198.1 million and $204.1 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc.(“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”).  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple Eight, Apple Nine and Apple Ten.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple Eight, Apple Nine and Apple Ten.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”).  Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  No fees or expenses were incurred by the Company during the nine months ended September 30, 2013 and 2012 under this contract.

A7A Agreement

The Company is party to an advisory agreement with A7A, pursuant to which A7A provides management services to the Company.  A7A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A7A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.1 million for both the nine months ended September 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A7A, the Company reimbursed to A7A, or paid directly to AFM on behalf of A7A, approximately $1.3 million for both the nine months ended September 30, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten.  In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Nine acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple Nine to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.  Each of these companies has agreed to reimburse Apple Nine for its share of these costs.  From the period May 14, 2013 through September 30, 2013, the Company reimbursed Apple Nine approximately $111,000 for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

Index

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities (excluding Apple Six after the A6 Merger).  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $2.2 million for the nine months ended September 30, 2013, of which approximately $0.5 million was allocated to the Company. Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $1.2 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air.  The other current members of Apple Air are Apple Eight, Apple Nine and Apple Ten.  In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $1.5 million and $1.7 million as of September 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of approximately $196,000 and $158,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement (as discussed in note 2), on August 7, 2013, Apple Seven, Apple Eight and Apple Nine entered into a termination agreement, as amended (the “Termination Agreement”) with A7A, Apple Eight Advisors, Inc., A9A and ASRG, effective immediately before the completion of the mergers.  Pursuant to the Termination Agreement, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and Apple Nine will be terminated. The Termination Agreement does not provide for any separate payments to be made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements.  As a result, if the merger is completed, Apple Seven, Apple Eight and Apple Nine will no longer pay the various fees currently paid to its respective advisors.

Index

6.  Shareholders’ Equity

Unit Redemption Program

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program, as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the program until the Merger Agreement is terminated or the mergers are completed.

Since inception of the program through September 30, 2013, the Company has redeemed approximately 12.4 million Units representing $134.4 million, including 0.9 million Units in the amount of $10.2 million and 1.3 million Units in the amount of $13.8 million redeemed during the nine months ended September 30, 2013 and 2012, respectively.  Since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of Unit redemptions during 2012 and the first nine months of 2013:

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

Dividend Reinvestment Plan

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. Since inception of the plan through September 30, 2013, approximately 11.9 million Units, representing $131.1 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2013 and 2012, approximately 0.6 million Units, representing $6.6 million in proceeds to the Company, and 1.1 million Units, representing $12.2 million in proceeds to the Company, were issued under the plan.  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan, as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the plan until the Merger Agreement is terminated or the mergers are completed.

Distributions

For the three months ended September 30, 2013 and 2012, the Company made distributions of $0.165 and $0.193 per common share for a total of $15.0 million and $17.5 million. For the nine months ended September 30, 2013 and 2012, the Company made distributions of $0.523 and $0.578 per common share for a total of $47.4 million and $52.5 million. In 2013, the Company’s Board of Directors approved a reduction of the annual distribution rate from $0.77 per common share to $0.66 per common share, effective with the distribution paid in April 2013. The Company’s distributions will continue to be paid monthly.

Index

7.  Legal Proceedings and Related Matters

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees filed their Briefs on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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

Index

8.  Discontinued Operations

During December 2012, the Company identified three properties, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia and Tallahassee, Florida, that it would consider selling in 2013 due to anticipated returns for needed capital investment being below returns for other investment opportunities. Due to the change in anticipated hold period of the assets, the estimated undiscounted cash flow for these properties was estimated to be less than their carrying value; therefore the Company recognized a loss of $6.6 million in the fourth quarter of 2012 to adjust the basis of the properties to their estimated fair market value.  In January 2013, the Company committed to sell these properties and began the process of marketing efforts. These hotels have been classified on the consolidated balance sheets as “Hotels held for sale” as of September 30, 2013, and are recorded at the estimated sales proceeds less cost to sell. During the third quarter of 2013, the Company reduced its estimate of sale proceeds, less cost to sell by approximately $700,000 based on current market estimates. The results of operations for these properties for the three and nine months ended September 30, 2013 and 2012 are classified on the consolidated statements of operations in the line item “Income from discontinued operations”.

The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Total revenue	$950	$923	$3,223	$3,047
Hotel operating expenses	690	689	2,150	2,082
Property taxes, insurance and other	2	56	211	139
Depreciation expense	0	159	0	474
Loss on hotels held for sale	700	0	700	0
Interest expense, net	0	46	0	140
Income from discontinued operations	$(442)	$(27)	$162	$212

9.  Subsequent Events

In October 2013, the Company declared and paid approximately $5.0 million, or $0.055 per outstanding common share, in distributions to its common shareholders.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company, Apple REIT Eight, Inc. or Apple REIT Nine, Inc. to obtain required shareholder or other third-party approvals required to consummate the proposed mergers, under which Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would be merged with and into wholly owned subsidiaries of Apple REIT Nine, Inc.; the satisfaction or waiver of other conditions in the merger agreement; a material adverse effect on the Company, Apple REIT Eight, Inc. or Apple REIT Nine, Inc.; the outcome of any legal proceedings that may be instituted against the Company, Apple REIT Eight, Inc. or Apple REIT Nine, Inc. and others related to the merger agreement, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets, or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Seven, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized on May 26, 2005, with its first investor closing on March 15, 2006. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in July 2007.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on April 27, 2006.  As of September 30, 2013, the Company owned 51 hotels within different markets in the United States.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income as compared to the prior year.  Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the ongoing uncertainty surrounding the fiscal policy of the United States (including the “sequester”, tax increases and potential government spending cuts), the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 with the trend expected to continue into 2014.

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

Index

The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. In January 2013, the Company committed to sell three underperforming assets, the Fairfield Inn’s in Dothan, Alabama, Columbus, Georgia, and Tallahassee, Florida. Due to the change in anticipated hold period of these assets, the Company recognized an impairment loss of $6.6 million in the fourth quarter of 2012 and further reduced its estimate of sales proceeds less cost to sell based on current market conditions by $700,000 in the third quarter of 2013. The results of these properties have been included in discontinued operations in the Company’s consolidated statements of operations and are not included in the summary below.

The following is a summary of the Company’s results from continuing operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$59,173	100%	$55,824	100%	6%	$169,842	100%	$162,396	100%	5%
Hotel operating expenses	33,471	57%	32,351	58%	3%	96,938	57%	93,226	57%	4%
Property taxes, insurance and other expense	3,178	5%	3,179	6%	0%	9,303	5%	9,317	6%	0%
General and administrative expense	1,366	2%	1,684	3%	-19%	4,245	2%	4,815	3%	-12%

Merger transaction costs	1,527		0		N/A	1,714		722		137%
Depreciation	8,512		8,496		0%	25,689		25,374		1%
Interest expense, net	2,680		2,713		-1%	7,892		7,923		0%
Income tax expense	80		75		7%	260		263		-1%

Number of hotels	48		48		0%	48		48		0%
Average Market Yield (1)	126		123		2%	124		124		0%
ADR	$119		$117		2%	$118		$115		3%
Occupancy	79%		77%		3%	77%		75%		3%
RevPAR	$94		$90		4%	$91		$87		5%
Total rooms sold (2)	452,558		434,777		4%	1,308,333		1,267,851		3%
Total rooms available (3)	571,228		567,084		1%	1,696,611		1,689,870		0%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Merger Agreement

On August 7, 2013, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”), Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”).  The Merger Agreement provides for the merger of Apple Seven and Apple Eight with and into Seven Acquisition Sub and Eight Acquisition Sub, respectively, which were formed solely for engaging in the mergers and have not conducted any prior activities.  Upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight will cease and Seven Acquisition Sub and Eight Acquisition Sub will be the surviving corporations.  Pursuant to the terms of the Merger Agreement, upon completion of the mergers the current Apple Nine common shares totaling 182,784,131 will remain outstanding, and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) will be converted into one (the “Apple Seven exchange ratio”) common share of Apple Nine, or a total of approximately 90,613,633 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Seven will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

Index

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) will be converted into 0.85 (the “Apple Eight exchange ratio”) common share of Apple Nine, or a total of approximately 78,319,004 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Eight will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

If the mergers are approved by the shareholders of each of Apple Seven, Apple Eight and Apple Nine and all of the other conditions to the mergers are completed, Apple Seven will record an expense related to the conversion of Apple Seven’s Series B convertible preferred shares into common shares of Apple Nine. Although the final estimate of fair value may vary significantly from these estimates, Apple Nine’s preliminary estimate of the fair value of $9.00 to $11.00 per Apple Nine common share would result in an expense to Apple Seven ranging from approximately $52 million to $64 million.

The Merger Agreement contains various closing conditions, including shareholder approval by Apple Seven, Apple Eight and Apple Nine.  As a result, there is no assurance that the mergers will occur.  Under the Merger Agreement, Apple Seven, Apple Eight and Apple Nine may terminate the Merger Agreement under certain circumstances; however, each of the companies may be required to pay a fee of $1.7 million, plus reasonable third party expenses, to each of the other companies upon such termination.  All costs related to the proposed mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred approximately $1.7 million in expenses for the nine months ended September 30, 2013.

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

Index

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees filed their Briefs on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2013.  All dollar amounts are in thousands.

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Auburn	AL	Hilton Garden Inn	LBA	8/17/06	101	$10,185
Dothan*	AL	Fairfield Inn	LBA	5/16/07	63	4,584
Dothan	AL	Residence Inn	LBA	4/16/08	84	9,669
Huntsville	AL	Hilton Garden Inn	LBA	8/17/06	101	10,285
Huntsville	AL	Homewood Suites	LBA	10/27/06	107	11,606
Huntsville	AL	TownePlace Suites	LBA	12/10/07	86	8,927
Montgomery	AL	Hilton Garden Inn	LBA	8/17/06	97	10,385
Montgomery	AL	Homewood Suites	LBA	8/17/06	91	10,660
Prattville	AL	Courtyard	LBA	4/24/07	84	9,304
Troy	AL	Hampton Inn	LBA	8/17/06	82	6,130
Trussville	AL	Courtyard	LBA	10/4/07	84	9,510
Tucson	AZ	Residence Inn	Western	1/17/08	124	16,640
Agoura Hills	CA	Homewood Suites	Dimension	5/8/07	125	25,250
Rancho Bernardo	CA	Courtyard	Inn Ventures	12/12/06	210	36,000
San Diego	CA	Hampton Inn	Dimension	7/19/07	177	42,000
San Diego	CA	Hilton Garden Inn	Inn Ventures	5/9/06	200	34,500
San Diego	CA	Residence Inn	Dimension	6/13/07	121	32,500
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/9/07	128	20,500
Highlands Ranch	CO	Residence Inn	Dimension	2/22/07	117	19,000
Lakeland	FL	Courtyard	LBA	4/24/07	78	9,805
Miami	FL	Courtyard	Dimension	9/5/08	118	15,000
Miami	FL	Homewood Suites	Dimension	2/21/07	159	24,300
Sarasota	FL	Homewood Suites	Hilton	9/15/06	100	13,800
Tallahassee*	FL	Fairfield Inn	LBA	4/24/07	79	6,647
Columbus*	GA	Fairfield Inn	LBA	4/24/07	79	7,333
Columbus	GA	SpringHill Suites	LBA	3/6/08	85	9,675
Columbus	GA	TownePlace Suites	LBA	5/22/08	86	8,428
Macon	GA	Hilton Garden Inn	LBA	6/28/07	101	10,660
Boise	ID	SpringHill Suites	Inn Ventures	9/14/07	230	21,000
New Orleans	LA	Homewood Suites	Dimension	12/15/06	166	43,000
Hattiesburg	MS	Courtyard	LBA	10/5/06	84	9,455
Tupelo	MS	Hampton Inn	LBA	1/23/07	96	5,245
Omaha	NE	Courtyard	Marriott	11/4/06	181	23,100
Cranford	NJ	Homewood Suites	Dimension	3/7/07	108	13,500
Mahwah	NJ	Homewood Suites	Dimension	3/7/07	110	19,500
Ronkonkoma	NY	Hilton Garden Inn	White	12/15/06	164	27,000

Index

Location	State	Brand	Manager	Date of Purchase	Rooms	Gross Purchase Price
Cincinnati	OH	Homewood Suites	White	12/1/06	76	7,100
Memphis	TN	Homewood Suites	Hilton	5/15/07	140	11,100
Addison	TX	SpringHill Suites	Marriott	8/10/07	159	12,500
Brownsville	TX	Courtyard	Western	6/19/06	90	8,550
El Paso	TX	Homewood Suites	Western	4/23/08	114	15,390
Houston	TX	Residence Inn	Western	4/27/06	129	13,600
San Antonio	TX	TownePlace Suites	Western	6/29/07	106	11,925
San Antonio	TX	TownePlace Suites	Western	9/27/07	123	13,838
Stafford	TX	Homewood Suites	Western	8/15/06	78	7,800
Provo	UT	Residence Inn	Dimension	6/13/07	114	11,250
Alexandria	VA	Courtyard	Marriott	7/13/07	178	36,997
Richmond	VA	Marriott	White	1/25/08	410	53,300
Kirkland	WA	Courtyard	Inn Ventures	10/23/07	150	31,000
Seattle	WA	Residence Inn	Inn Ventures	9/1/06	234	56,173
Vancouver	WA	SpringHill Suites	Inn Ventures	6/1/07	119	15,988
Total					6,426	$901,594

*  Hotels are reported as held for sale

 Results of Operations

As of September 30, 2013, the Company owned 51 hotels with 6,426 rooms, including the three hotels held for sale. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income from continuing operations improved during the first nine months of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012 and into 2014. The Company’s hotels in general have shown results consistent with their local markets and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended September 30, 2013 and 2012, the Company had hotel revenue from continuing operations of $59.2 million and $55.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company had hotel revenue from continuing operations of $169.8 million and $162.4 million, respectively. For the three months ended September 30, 2013 and 2012, the continuing hotels achieved combined average occupancy of approximately 79% and 77%, ADR of $119 and $117, and RevPAR of $94 and $90. For the nine months ended September 30, 2013 and 2012, the continuing hotels achieved combined average occupancy of approximately 77% and 75%, ADR of $118 and $115, and RevPAR of $91 and $87. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the third quarter and first nine months of 2013, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy of 3% during these periods in 2013 as compared to the same periods of 2012. In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 2% during the third quarter and 3% during the first nine months of 2013 as compared to the same periods of 2012. Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012, with the trend expected to continue in 2014. Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first nine months of 2013 and 2012 was 124 for each period.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Index

 Expenses

Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2013 and 2012, hotel operating expenses from continuing operations totaled $33.5 million and $32.4 million, representing 57% and 58% of total hotel revenue. For the nine months ended September 30, 2013 and 2012, hotel operating expenses from continuing operations totaled $96.9 million and $93.2 million, representing 57% of total hotel revenue for each period. Overall hotel operational expenses for the first nine months of 2013 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to new government regulations surrounding healthcare. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance and other expenses from continuing operations for the three months ended September 30, 2013 and 2012 totaled $3.2 million for each period, representing 5% and 6% of total hotel revenue. For the nine months ended September 30, 2013 and 2012, property taxes, insurance, and other expenses from continuing operations totaled $9.3 million for each period, representing 5% and 6% of total hotel revenue. Property taxes have decreased slightly as a percentage of revenue due to successful appeals of tax assessments at certain locations, which is partially offset by higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy. Insurance rates increased modestly in 2013.

General and administrative expense from continuing operations for the three months ended September 30, 2013 and 2012 was $1.4 million and $1.7 million, representing 2% and 3% of total hotel revenue.  For the nine months ended September 30, 2013 and 2012, general and administrative expense from continuing operations was $4.2 million and $4.8 million, representing 2% and 3% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. During the nine months ended September 30, 2013 and 2012, the Company incurred approximately $0.5 million and $1.2 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC.  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities.  Total costs for these legal matters for all of the Apple REIT Entities were approximately $2.2 million and $5.7 million during the nine months ended September 30, 2013 and 2012.  The Company anticipates it will continue to incur costs associated with these matters.

Merger transaction costs for the three months ended September 30, 2013 and 2012 totaled $1.5 million and $0, and for the nine months ended September 30, 2013 and 2012, were $1.7 million and $0.7 million. Costs incurred during the three and nine months ended September 30, 2013 were in connection with the Merger Agreement discussed herein. The Company will continue to incur these costs until the mergers are completed or the Merger Agreement is terminated.  Costs incurred during the nine months ended September 30, 2012 were associated with the Company’s evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. (the “other Apple REIT’s”). In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Depreciation expense from continuing operations for the three months ended September 30, 2013 and 2012 was $8.5 million for each period, and for the nine months ended September 30, 2013 and 2012 was $25.7 million and $25.4 million. Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment), for the respective periods owned.

Index

Interest expense, net from continuing operations for the three months ended September 30, 2013 and 2012 was $2.7 million for each period, and for the nine months ended September 30, 2013 and 2012 was $7.9 million for each period. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s credit facility.  Interest expense for the nine months ended September 30, 2013 and 2012 was reduced by capitalized interest of approximately $0.1 million and $0.2 million in conjunction with hotel renovations. As of September 30, 2013, the Company had debt outstanding of $208.1 million compared to $193.0 million at September 30, 2012.  The increase in debt outstanding was offset by lower interest rates on the Company’s mortgage debt and credit facility during the first nine months of 2013 as compared to the prior year. The increase in overall debt outstanding during the first nine months of 2013 was necessary to fund working capital needs and capital improvements, while maintaining a relatively stable distribution rate to Unit holders during a low-growth economic period.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc.(“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”).  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple Eight, Apple Nine and Apple Ten.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple Eight, Apple Nine and Apple Ten.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”).  Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  No fees or expenses were incurred by the Company during the nine months ended September 30, 2013 and 2012 under this contract.

A7A Agreement

The Company is party to an advisory agreement with A7A, pursuant to which A7A provides management services to the Company.  A7A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A7A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.1 million for both the nine months ended September 30, 2013 and 2012.

Index

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A7A, the Company reimbursed to A7A, or paid directly to AFM on behalf of A7A, approximately $1.3 million for both the nine months ended September 30, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A7A.

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten.  In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A7A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Nine acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple Nine to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.  Each of these companies has agreed to reimburse Apple Nine for its share of these costs.  From the period May 14, 2013 through September 30, 2013, the Company reimbursed Apple Nine approximately $111,000 for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities (excluding Apple Six after the A6 Merger).  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $2.2 million for the nine months ended September 30, 2013, of which approximately $0.5 million was allocated to the Company. Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $1.2 million was allocated to the Company.

Index

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air.  The other current members of Apple Air are Apple Eight, Apple Nine and Apple Ten.  In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $1.5 million and $1.7 million as of September 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of approximately $196,000 and $158,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement (as discussed in note 2), on August 7, 2013, Apple Seven, Apple Eight and Apple Nine entered into a termination agreement, as amended (the “Termination Agreement”) with A7A, Apple Eight Advisors, Inc., A9A and ASRG, effective immediately before the completion of the mergers.  Pursuant to the Termination Agreement, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and Apple Nine will be terminated. The Termination Agreement does not provide for any separate payments to be made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements.  As a result, if the merger is completed, Apple Seven, Apple Eight and Apple Nine will no longer pay the various fees currently paid to its respective advisors.

Liquidity and Capital Resources

Capital Resources

Credit Facility

In August 2012, the Company entered into a new $40 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of August 30, 2014. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (London Interbank Offered Rate for a one-month term) plus 3.25%. The Company is also required to pay a quarterly fee at an annual rate of 0.35% on the average unused balance of the credit facility. With the availability of this credit facility, the Company generally maintains little cash on hand, accessing the facility as necessary.  As a result, cash on hand was $0 at September 30, 2013.  The outstanding balance on the credit facility as of September 30, 2013 was $24.5 million compared to $35.6 million at December 31, 2012, and its annual interest rate was approximately 3.43% at September 30, 2013. The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreements):

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

The Company was in compliance with each of these covenants at September 30, 2013.

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

Index

Mortgage Debt

During the nine months ended September 30, 2013, the Company entered into four mortgage loan agreements with commercial lenders, secured by four hotel properties for a total of $51.3 million. Combined scheduled payments of interest and principal totaling approximately $271,000 are due monthly and each loan will amortize on a 25 year term with a balloon payment due at maturity. At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, extinguish through pay-off a mortgage note payable, as described below, and to pay transaction costs. Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the maturity date for each loan.  The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands:

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

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $40 million revolving credit facility. The Company anticipates that cash flow from operations, its current revolving credit facility and other available credit will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions (if the mergers are not completed).  Although reduced effective with the April 2013 distribution, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. With the decline in financial results of the Company and lodging industry as compared to pre-recession levels, the Company has and will, if necessary, attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution to required levels. If the Company were to default or be unable to refinance debt maturing in the future it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first nine months of 2013 totaled approximately $47.4 million and were paid at a monthly rate of $0.064167 per common share for the first quarter of 2013 and $0.055 per common share for the second and third quarters of 2013.  For the same period, the Company’s net cash generated from operations was approximately $49.0 million. The Company intends to continue paying distributions on a monthly basis.  However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate.  The Company’s Board of Directors approved in 2013, a reduction of the annual distribution rate from $0.77 per common share to $0.66 per common share, effective with the April 2013 distribution. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

Index

In April 2007, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the program until the Merger Agreement is terminated or the mergers are completed.

Since inception of the program through September 30, 2013, the Company has redeemed approximately 12.4 million Units representing $134.4 million, including 0.9 million Units in the amount of $10.2 million and 1.3 million Units in the amount of $13.8 million redeemed during the nine months ended September 30, 2013 and 2012. Since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis. Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first nine months of 2013:

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

In July 2007, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 15 million Units for potential issuance under the plan. Since inception of the plan through September 30, 2013, approximately 11.9 million Units, representing $131.1 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2013 and 2012, approximately 0.6 million Units, representing $6.6 million in proceeds to the Company, and 1.1 million Units, representing $12.2 million in proceeds to the Company, were issued under the plan.  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction.  Under the Merger Agreement, the Company is required to continue the suspension of the plan until the Merger Agreement is terminated or the mergers are completed.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2013, the Company held $9.6 million in reserve for capital expenditures.  During the first nine months of 2013, the Company spent approximately $7.5 million on capital expenditures and anticipates spending an additional $15 to $20 million through 2014.  The Company currently does not have any existing or planned projects for new development.

As discussed above in Related Parties, as part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.

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

Subsequent Events

In October 2013, the Company declared and paid approximately $5.0 million, or $0.055 per outstanding common share, in distributions to its common shareholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at September 30, 2013 of $24.5 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $0.2 million, all other factors remaining the same. The Company’s cash balance at September 30, 2013 was $0.

Item 4.    Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees filed their Briefs on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 1A.    Risk Factors

The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2012 Annual Report and described below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results.  If any of the events or circumstances described in the risk factors contained in the Company’s 2012 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could be negatively impacted. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

Index

The proposed mergers of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. with and into Apple REIT Nine, Inc. present certain risks to the Company’s business and operations.

In August 2013, the Company entered into an agreement and plan of merger with Apple REIT Eight, Inc. and Apple REIT Nine, Inc. under which Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would merge into wholly owned subsidiaries of Apple REIT Nine, Inc. The mergers are expected to be completed in the fourth quarter of 2013 or the first quarter of 2014, although there can be no assurance of completion by any particular date, if at all.  Because the mergers are subject to a number of conditions, including required shareholder and other third party approvals and the receipt of certain consents and waivers from third parties, the exact timing of when the mergers will be completed, if at all, cannot be determined at this time.

Prior to closing, the mergers may present certain risks to the Company’s business and operations, including, among other things, that:

•	management’s attention to day-to-day business may be diverted;

•	the Company expects to incur significant transaction costs related to the mergers;

•	if the merger agreement is terminated under certain circumstances, the Company may be required to pay termination fees and reimburse certain expenses; and

•	the merger agreement prohibits the Company from soliciting competing transactions, and places conditions on its ability to negotiate and accept a superior competing transaction.

Index

Item 6.    Exhibits

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of August 7, 2013, as amended, among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., Apple Seven Acquisition Sub, Inc. and Apple Eight Acquisition Sub, Inc. (Incorporated by reference to Annex A to the joint proxy statement/prospectus included in Apple REIT Nine, Inc.’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

3.1
Amended and Restated Articles of Incorporation of the Registrant.  (Incorporated by reference to Exhibit 3.3 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-125546) effective March 3, 2006)

10.24
Voting agreement, dated as of August 7, 2013, as amended, by and among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.7 to Apple REIT Nine, Inc.’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.25
Termination Agreement dated as of August 7, 2013, as amended, by and among Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. (Incorporated by reference to Annex G to the joint proxy statement/prospectus included in Apple REIT Nine, Inc.’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

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
The following materials from Apple REIT Seven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SEVEN, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)